Form 10-Q
period 1996-09-28
THERMO FIBERGEN INC
filed 1996-11-01
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

                         Commission File Number 1-12137


                              THERMO FIBERGEN INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       04-3311544
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    8 Alfred Circle
    Bedford, Massachusetts                                              01730
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 622-1000

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
           days. Yes [   ]  No [ X ]

           The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on September 12, 1996, the date its Registration Statements on Form S-1 and Form 8-A became effective, and has filed all reports required to be filed thereunder since such date.

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                     Outstanding at October 25, 1996
        ----------------------------        -------------------------------
        Common Stock, $.01 par value                   14,715,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 September 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $57,598       $     -
      Accounts receivable                                 488             -
      Inventories                                         332             -
      Other current assets                                 15             -
                                                      -------       -------
                                                       58,433             -
                                                      -------       -------

    Property, Plant and Equipment, at Cost              6,070             -
      Less: Accumulated depreciation and amortization     310             -
                                                      -------       -------

                                                        5,760             -
                                                      -------       -------
    Other Assets                                          990             -
                                                      -------       -------

    Cost in Excess of Net Assets of Acquired
      Company (Note 2)                                  4,800             -
                                                      -------       -------
                                                      $69,983       $     -
                                                      =======       =======













                                        2PAGE

                              THERMO FIBERGEN INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 28,  December 30,
    (In thousands except share amounts)                  1996          1995
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                $   292       $     -
      Accrued payroll and employee benefits               101             -
      Accrued acquisition expenses                        200             -
      Other accrued expenses                              444             -
      Due to parent company                             1,260             -
                                                      -------       -------
                                                        2,297             -
                                                      -------       -------
    Common Stock Subject to Redemption ($60,116
      redemption value), 4,715,000 shares issued
      and outstanding (Note 3)                         55,786             -
                                                      -------       -------
    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000
        shares authorized; 10,000,000 shares
        issued and outstanding                            100             -
      Capital in excess of par value                   12,367             -
      Accumulated deficit                                (567)            -
                                                      -------       -------
                                                       11,900             -
                                                      -------       -------
                                                      $69,983       $     -
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.









                                        3PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               September 28,  September 30,
    (In thousands except per share amounts)             1996           1995
    -----------------------------------------------------------------------
    Revenues                                         $   984       $     -
                                                     -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                   686             -
      Selling, general and administrative expenses       365             -
      Research and development expenses                  427           123
                                                     -------       -------
                                                       1,478           123
                                                     -------       -------

    Operating Loss                                      (494)         (123)

    Interest Income                                      114             -
                                                     -------       -------
    Loss Before Income Taxes                            (380)         (123)
    Income Taxes                                           -             -
                                                     -------       -------
    Net Loss                                         $  (380)      $  (123)
                                                     =======       =======

    Loss per Share                                   $  (.04)      $  (.01)
                                                     =======       =======

    Weighted Average Shares                           10,570        10,073
                                                     =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.










                                        4PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands except per share amounts)             1996            1995
    ------------------------------------------------------------------------
    Revenues                                         $   984         $     -
                                                     -------         -------

    Costs and Operating Expenses:
      Cost of revenues                                   686               -
      Selling, general and administrative expenses       365               -
      Research and development expenses                  975             399
                                                     -------         -------
                                                       2,026             399
                                                     -------         -------

    Operating Loss                                    (1,042)           (399)

    Interest Income                                      381               -
                                                     -------         -------

    Loss Before Income Taxes                            (661)           (399)
    Income Taxes                                           -               -
                                                     -------         -------

    Net Loss                                         $  (661)        $  (399)
                                                     =======         =======

    Loss per Share                                   $  (.06)        $  (.04)
                                                     =======         =======

    Weighted Average Shares                           10,239          10,073
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.








                                        5PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
    (In thousands)                                      1996            1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net loss                                     $   (661)        $   (399)
        Adjustments to reconcile net loss to
          net cash provided by (used in)
          operating activities:
            Depreciation and amortization               390                -
            Changes in current accounts, excluding
              the effects of acquisition:
                Accounts receivable                     269                -
                Inventories                             (77)               -
                Other current assets                    (13)               -
                Accounts payable                        143                -
                Other current liabilities               387                -
                                                   --------         --------
                  Net cash provided by (used in)
                    operating activities                438             (399)
                                                   --------         --------

    Investing Activities:
      Acquisition, net of cash acquired (Note 2)    (12,028)               -
      Purchases of property, plant and equipment       (408)               -
      Other                                             (11)               -
                                                   --------         --------
                  Net cash used in investing
                    activities                      (12,447)               -
                                                   --------         --------

    Financing Activities:
      Net proceeds from issuance of Company
        common stock (Note 3)                        55,753                -
      Cash transfer from parent company in
        connection with capitalization of
        the Company                                  12,500                -
      Transfer from parent company prior to
        capitalization of the Company                    94              399
      Increase in due to parent company               1,260                -
                                                   --------         --------
                  Net cash provided by financing
                    activities                       69,607              399
                                                   --------         --------
    Increase in Cash and Cash Equivalents            57,598                -
    Cash and Cash Equivalents at Beginning
      of Period                                           -                -
                                                   --------         --------
    Cash and Cash Equivalents at End of Period     $ 57,598         $      -
                                                   ========         ========
                                        6PAGE

                              THERMO FIBERGEN INC.

                                   (Unaudited)


                                                    Nine Months Ended
                                              -----------------------------

                                              September 28,   September 30,
    (In thousands)                                     1996            1995
    -----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company     $ 12,606       $      -
      Cash paid for acquired company                (12,099)             -
                                                   --------       --------

        Liabilities assumed of acquired company    $    507       $      -
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



















                                        7PAGE

                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements


    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-07585), filed with the Securities and Exchange Commission.

         Prior to its July 1996 acquisition of Granulation Technology, Inc. (Granulation Technology) and Biodac, a division of Edward Lowe Industries, Inc., the Company was in the development stage and its principal business consisted of conducting research and development to commercialize equipment and systems to recover valuable materials from pulp residue generated by plants that produce virgin and recycled pulp and paper.


    2.   Acquisition

         In July 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology and Biodac for approximately $12.1 million in cash. The acquisition has been accounted for using the purchase method of accounting and the combined results of operations of Granulation Technology and Biodac have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by approximately $4.9 million, which is being amortized over 20 years. Allocation of the purchase price for the acquisition was based on the estimated fair value of net assets acquired and is subject to adjustment.

                                        8PAGE

                              THERMO FIBERGEN INC.

        Based upon unaudited data, the following table presents selected financial information for the Company and Granulation Technology and Biodac on a pro forma basis, assuming the companies had been combined since the beginning of 1995.

                          Three Months Ended         Nine Months Ended
                          ------------------   -----------------------------
   (In thousands except      September 30,     September 28,   September 30,
   per share amounts)            1995                   1996            1995
   -------------------------------------------------------------------------
   Revenues                  $   522                 $ 4,138         $ 3,478
   Net Loss                   (2,150)                   (514)         (3,317)
   Loss per Share               (.21)                   (.05)           (.33)


   3.   Initial Public Offering

        In September 1996, the Company sold 4,715,000 units in an initial public offering at $12.75 per unit for net proceeds of approximately $55.8 million. Each unit consists of one share of the Company's common stock and one redemption right which entitles the holder to sell one share of common stock back to the Company during September 2000 and 2001. The difference between the redemption value and the original carrying amount of common stock subject to redemption is accreted using the straight-line method over the period ending September 2000, which corresponds with the first redemption period. The accretion is charged to capital in excess of par value in the accompanying balance sheet. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation (Thermo Electron). Following the initial public offering, Thermo Fibertek Inc., a majority-owned subsidiary of Thermo Electron, owned 68% of the Company's outstanding common stock.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

   Description of Business

        The Company operated as a division of Thermo Fibertek beginning December 29, 1991 until its incorporation in February 1996. Prior to its July 1996 acquisition of Granulation Technology, Inc. (Granulation Technology) and Biodac, a division of Edward Lowe Industries, Inc., the Company was in the development stage and its principal business consisted of conducting research and development to commercialize equipment and systems to recover valuable materials from pulp residue generated by plants that produce virgin and recycled pulp and paper. Granulation Technology and Biodac, which were acquired by the Company's wholly owned GranTek Inc. subsidiary, convert the residue from paper-recycling operations into granules that can be used as carriers for agricultural chemicals. The Company is also developing other applications for these granules, including using them as absorbents for oil and grease, and as cat-box fillers.
                                        9PAGE

                              THERMO FIBERGEN INC.

         The Company currently intends to limit the pace and amount of its research and development on both its fiber-recovery system and on new products, if any, which may be developed from recovered fibers and other components of pulp residue, so that its internally funded research and development expenditures will be approximately equivalent to the interest or dividend income earned on its cash balances, plus the Company's operating earnings, if any.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues of $984,000 for the third quarter of 1996 represent revenues from Granulation Technology and Biodac, which were acquired in July 1996. No revenues were recorded during the third quarter of 1995 as the Company was in the development stage, and its principal business consisted of conducting research and development associated with the development of the Company's fiber-recovery system.

         The gross profit margin was 30% in the third quarter of 1996.

         Selling, general and administrative expenses as a percentage of revenues were 37% in the third quarter of 1996.

         Research and development expenses increased to $427,000 in the third quarter of 1996 from $123,000 in the third quarter of 1995. This increase was due to the acceleration of the Company's research and development efforts associated with the Company's fiber-recovery system and the inclusion of $98,000 in research and development expenses from Granulation Technology and Biodac. The Company expects that its spending on research and development will continue to increase during the next fiscal year.

         Interest income in the third quarter of 1996 resulted primarily from interest earned on cash received in connection with the initial capitalization of the Company in February 1996 and the invested proceeds from the Company's September 1996 initial public offering.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues of $984,000 for the first nine months of 1996 represent revenues from Granulation Technology and Biodac, which were acquired in July 1996. No revenues were recorded during the first nine months of 1995 as the Company was in the development stage, and its principal business consisted of conducting research and development associated with the Company's fiber-recovery system.

         The gross profit margin was 30% in the first nine months of 1996.

         Selling, general and administrative expenses as a percentage of revenues were 37% in the first nine months of 1996.

                                       10PAGE

                              THERMO FIBERGEN INC.

         Research and development expenses increased to $975,000 in the first nine months of 1996 from $399,000 in the first nine months of 1995 for the reasons discussed in the results of operations for the third quarter.

         Interest income in the first nine months of 1996 resulted primarily from the reasons discussed in the results of operations for the third quarter.

    Liquidity and Capital Resources

         Consolidated working capital was $56,136,000 at September 28, 1996, compared with no working capital at December 30, 1995. Included in working capital at September 28, 1996 are cash and cash equivalents of $57,598,000. During the first nine months of 1996, $438,000 of cash was provided by operating activities.

         In July 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology and Biodac for approximately $12.1 million in cash (Note 2).

         In September 1996, the Company sold 4,715,000 units in an initial public offering for net proceeds of approximately $55.8 million (Note 3). Each unit consists of one share of the Company's common stock and one redemption right which entitles the holder to sell one share of common stock back to the Company during September 2000 and 2001. The rights are guaranteed, on a subordinated basis, by Thermo Electron.

         During the first nine months of 1996, the Company expended $408,000 for purchases of property, plant and equipment. In the remainder of 1996, the Company plans to make capital expenditures of approximately $500,000.

         The Company anticipates it will require significant amounts of cash to complete the commercialization of its fiber-recovery system. The Company expects to finance commercialization of its fiber-recovery system through a combination of internal funds, including the net proceeds from its initial public offering, additional debt or equity financing, and/or short-term borrowings from Thermo Fibertek and Thermo Electron, although there is no agreement with Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company currently has no commitments or agreements in principle, and is not currently involved in any discussions with respect to the acquisition of complementary businesses or technologies. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements for the foreseeable future.


                                       11PAGE

                              THERMO FIBERGEN INC.

    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Operating Losses. Thermo Fibergen Inc. (the Company) has not been profitable since its inception as a division of Thermo Fibertek Inc. (Thermo Fibertek) on December 29, 1991. As of September 28, 1996, the cumulative operating losses of the Company were approximately $2,024,000. The Company expects to continue to incur operating losses for at least the next several years.

         Uncertainty of Product Development; Dependence on Thermo Fibertek. The Company's fiber-recovery system incorporates new technology currently under development. Although the Company has completed the construction of its mobile pilot fiber-recovery system, it has not yet begun the commercial production of full-scale fiber-recovery systems. The Company's success will depend in part on Thermo Fibertek, which is developing a proprietary "scalping" technology that is a key component of the Company's fiber-recovery system. The principal development risk associated with the technology comprising the Company's mobile pilot system, including the "scalping" technology under development by Thermo Fibertek, is that such technology may not be readily scaleable. Accordingly, further engineering will be required to adapt such technology to permit it to process pulp residue at volumes necessary for successful commercial operation. In addition, while pulp residues from all recycled pulp mills share certain defining principal characteristics, such technology must be further engineered to maximize its ability to scalp fibers from the residue streams of specific mills. No assurance can be given that the development efforts of the Company or of Thermo Fibertek will be successful. Failure to successfully develop the Company's recovery equipment and system would have a material adverse effect on the business of the Company. The Company's success will depend to some degree on its ability to identify and develop technologies to maximize the value of the components of pulp residue, such as minerals, for sale into other markets. There can be no assurance that the Company will succeed in obtaining or developing any such technologies. Failure of the Company to obtain or develop such technologies, or to develop active markets for the components of the pulp residue it processes, would both increase the Company's ultimate waste-disposal costs, and reduce the Company's anticipated revenue stream. Accordingly, such a failure would have a material adverse effect on the business of the Company.

         Risks of Uncertain Market Acceptance. The Company's proposed fiber-recovery process and market approach are significantly different from processing and disposal methods that are currently available commercially. There is a substantial risk with any new technology that

                                       12PAGE

                              THERMO FIBERGEN INC.

    the marketplace may not accept or be receptive to the potential benefits of such technology. Market acceptance of the Company's proposed services and products will depend, in large part, upon the ability of the Company to demonstrate the economic advantage of its system over available alternatives. There can be no assurance that the Company's services will be accepted by the pulp and paper industry, that any products the Company may develop from the recoverable components of papermaking residues will be accepted in their respective markets, or that the Company will be able to sell such products, if accepted, at commercially viable prices. Failure of either the Company's technology to gain market acceptance by the pulp and paper industry, or of any such products to gain market acceptance, generally would have a material adverse effect on the business of the Company.

         Lack of Operating History and Management. The Company has no operating history other than research and development relating to its fiber-recovery equipment and process, and the business recently acquired by its GranTek subsidiary. The Company expects to hire several additional employees within the next year, all of whom are expected to be engaged in research and development and/or sales and marketing. No assurance can be given that management experienced in building a research and development or manufacturing organization, or additional skilled personnel necessary to successfully commercialize and expand the Company's business and operations, can be recruited and retained. Failure of the Company to achieve these objectives would have a material adverse effect on the business of the Company.

         Risks Associated with Protection, Defense, and Use of Proprietary Technology and Intellectual Property. The Company holds several United States and foreign patents relating to various aspects of the processing and use of cellulose-based granular materials, including the processing and use of such materials as an agricultural carrier. Thermo Fibertek holds two United States patents and several foreign patents, and expects to file additional United States patent applications in the near future, relating to the "scalping" technology that is a key component of the Company's fiber-recovery system. Proprietary rights relating to the Company's technology are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. Moreover, although the Company is developing methods to separate the various components of the residue stream for which it believes that it may be able to obtain patent protection, there can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company, or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology. In the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's services or products, or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's

                                       13PAGE

                              THERMO FIBERGEN INC.

    patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         Commodity Price Risks. The Company expects to recover high quality long fibers from the residue streams of pulp and paper mills and to sell them back to mills under long-term contracts. The prices at which the Company may be able to sell such fibers will generally not be fixed over the term of the contracts and will depend on several factors, including the prevailing prices for both finished paper products and wastepaper. These prices tend to be cyclical and to vary according to paper type. The Company also anticipates that it will seek to sell other recoverable components of the residue streams, such as fines, wastewater, and minerals. The Company will be exposed to commodity price risk during the period that it has title to these products held in inventory. Prices of these commodities can be volatile, and no assurance can be given that the Company will be able to sell recovered components at a profit.

         Future Capital Needs; Project Financing; Dependence on Capital Markets. The Company's future capital requirements will depend on many factors, including continued progress in its research and development program, the magnitude of such program, competing technological and market developments, the cost of manufacturing activities, and the Company's ability to market its services and products successfully. Any equity or debt financings, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financings, could result in dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail development and commercialization of its fiber-recovery technology.

         In addition, the Company expects to seek to finance each of its recovery plants in a manner that is substantially non-recourse to the Company. To minimize its equity commitment, the Company will be required to borrow substantial amounts from third party lenders. These borrowings typically would be secured only by the recovery plant assets and/or by the capital stock of a subsidiary operating such plant. If the

                                       14PAGE

                              THERMO FIBERGEN INC.

    Company were unable to repay the principal of, and all interest on, such borrowings, the lender would have the right to foreclose on, and obtain title to, such assets or capital stock. The Company anticipates that it will require substantial financing to fund both the equity and debt components of future plants. The ability to finance the Company's recovery plants on a non-recourse basis will depend on a number of factors, including interest coverage ratios, the length and terms of the Company's contracts with pulp mill customers, and the perception of technology risks by lenders. The Company has had no discussions with potential lenders, and no assurance can be given that financing for future plants will be available on acceptable terms, or at all. Any failure by the Company to obtain adequate amounts of project financing on acceptable terms would have a material adverse effect on the future growth of the Company.

         Competition. The Company expects to encounter intense competition in the sale of its services and products. The Company expects that its principal competitors will be landfills, which currently have a collective 70% market share in North America, and approximately 40% in Europe. In addition, many pulp mills have already made substantial investments in de-watering and drying equipment to reduce their landfill costs. Mills are familiar with such methods and may be reluctant to switch to a new solution unless the Company demonstrates significant cost savings to them. Several large waste-management companies have increased their marketing activities to provide landfill disposal services to the pulp and paper industry. Certain competitors are seeking to develop similar technologies and services to treat and process pulp residues. No assurance can be given that these technologies may not be superior to those of the Company or that they may not make the Company's technology obsolete. Some of these competitors may have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products than the Company. There can be no assurance that the Company's current technology, technology under development, or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

         Risk of Dependence on Pulp Mill Customers. Each of the Company's fiber-recovery plants will rely upon long-term agreements with a single pulp mill customer for its pulp residue and tipping fee revenue. The failure of any one pulp mill customer to fulfill its contractual obligations could have a substantial negative impact on the Company. No assurance can be given that a particular pulp mill will not be unwilling or unable, at some time, to make required payments under, or to otherwise honor, its agreements with the Company. The Company expects that each of its commercial plants will generally occupy approximately two acres of land to be acquired at, or immediately adjacent to, a pulp mill. To date, the Company has not acquired any such sites, and no assurance can be given that the Company will be able to acquire any such sites on terms that are favorable to the Company or at all. The Company's GranTek Inc.

                                       15PAGE

                              THERMO FIBERGEN INC.

     (GranTek) subsidiary obtains its pulp residue from a single paper mill located near its Wisconsin plant, under a contract that provides the mill with the exclusive right to supply pulp residue to GranTek. The contract terminates on December 26, 1997, subject to successive mutual two-year extensions. Although the Company believes that GranTek's relationship with the mill is good, no assurance can be given that the mill will agree to renew the contract upon its termination in December 1997.

         Environmental and Regulatory Risks. Federal, state, and local environmental laws govern air emissions and discharges into water, as well as the generation, transportation, storage, treatment, and disposal of solid and hazardous waste. These laws establish standards governing most aspects of the construction and operation of the Company's facilities, and often require multiple governmental permits before these facilities can be constructed, modified, or operated. There can be no assurance that all required permits will be issued for the Company's recovery plants, or that the requirements for continued permitting under environmental regulatory laws and policies governing their enforcement may not change, requiring new technology or stricter standards for the control of discharges of air or water pollutants, or for solid or hazardous waste handling and disposal. Such future developments could affect the manner in which the Company constructs and operates its plants and could require significant additional expenditures to achieve compliance with such requirements. It is possible that compliance may not be technically or economically feasible. Changes in these regulations could also affect the characteristics of the waste generated by pulp and paper mills. As a result, it is possible that disposal of pulp residue could be accomplished in a manner that may not involve the Company's facilities or that would require the Company to purchase pulp residue.

         Federal, state, and local laws also frequently impose liability on the present and former owners or operators of facilities that release hazardous substances into the environment. Furthermore, companies may be required by law to provide financial assurances for operating facilities in order to ensure their performance of obligations is in compliance with applicable laws and regulations. Similar liability may be imposed upon the generators and transporters of waste which contains hazardous substances. In the United States, such liability stems primarily from the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), and similar state equivalents, the Federal Toxic Substances Control Act (TSCA), and the Resource Conservation and Recovery Act of 1976 (RCRA), and similar state equivalents. CERCLA imposes joint and several liability for the costs of remediation and natural resource damages on the owner or operator of a facility from which there is a release or a threat of a release of a hazardous substance into the environment, and on the generators and transporters of those hazardous substances. Under RCRA and equivalent state laws, regulatory authorities may require, pursuant to administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. TSCA imposes limitations on the presence in commercial products of polychlorinated biphenyls (PCBs), and on the

                                       16PAGE

                              THERMO FIBERGEN INC.

    generation, handling, storage, and disposal of PCB-containing materials, byproducts, and wastes. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and post-closure care of its facilities.

         GranTek emits into the atmosphere from its Green Bay, Wisconsin, facility approximately 1.6 pounds per year of PCBs, as well as certain other hazardous pollutants such as formaldehyde, benzene, and volatile organic compounds (VOCs). Applicable Wisconsin regulations limit PCB emissions to de minimis amounts unless the generator can demonstrate that it is using the best available control technology to limit emissions. GranTek has been issued an air operating permit by the Wisconsin Department of Natural Resources (the WDNR). GranTek's operating permit and its application for a new Title V operating permit both require GranTek to reduce PCB and VOC emissions and to file bi-annual reports on the amount of PCBs being emitted. In August 1995, GranTek submitted materials to the WDNR asserting that no technologically or economically feasible methods to reduce PCB or VOC emissions from its facility can be implemented at the present time and, accordingly, requesting that GranTek be relieved of its obligation to reduce emissions. GranTek has received no response from the WDNR to date. Although the Company believes that the WDNR will accept GranTek's findings, and although GranTek's facility is currently fully permitted by Wisconsin regulatory authorities, no assurance can be given that the WDNR will not require GranTek to reduce or eliminate its emissions, that such compliance will not require the Company to make significant expenditures, or that such compliance will be technologically or economically feasible. Such compliance may have material adverse effects on the Company's capital expenditures, earnings and/or competitive position.

         The pulp residue processed by GranTek contains trace amounts of PCBs, dioxins, furans, and other metals, residual amounts of which are also found in GranTek's BIODAC product. Although these substances are present in residual quantities well below the maximum levels currently permitted under applicable federal and state regulations, no assurance can be given that such regulations may not be made more stringent in the future, that pulp residue containing such substances may not be regulated as a hazardous waste under RCRA, or that federal or state regulations may not in the future prohibit the use of materials containing these substances in agricultural applications. Any such regulatory changes may have material adverse effects on the Company's capital expenditures, earnings and/or competitive position.

         The Company may be required as a practical matter to assume all environmental liabilities associated with the treatment and final disposal of all components of the pulp mills' residue stream that cannot be returned to mills or sold elsewhere. The Company will endeavor to operate its business to minimize its exposure to environmental liabilities. In entering into contracts with customers, the Company will seek to maximize its insulation from environmental liabilities associated with paper mill waste streams by controlling the content of the waste streams it will accept, and by preventing customers from sending any

                                       17PAGE

                              THERMO FIBERGEN INC.

    waste streams containing hazardous components to the Company's facilities. Any such disposal of hazardous waste could cause the Company to be responsible for the clean-up or remediation of the disposal site in the future under CERCLA, TSCA, RCRA and similar state laws. No assurance can be given that claims for environmental liabilities may not be asserted against the Company.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.



























                                       18PAGE

                              THERMO FIBERGEN INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 1st day of November 1996.

                                             THERMO FIBERGEN INC.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer





















                                       19PAGE

                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit                                Page
    -----------------------------------------------------------------------

      11         Statement re: Computation of loss per share.

      27         Financial Data Schedule.