Form 10-K
period 1996-12-28
THERMO FIBERGEN INC
filed 1997-03-14
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  -------------------------------------------
                                   FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                         Commission file number 1-12137

                              THERMO FIBERGEN INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                       04-3311544
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   8 Alfred Circle
   Bedford, Massachusetts                                              01730
   (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:
       Title of each class        Name of each exchange on which registered
   ----------------------------   -----------------------------------------
   Common Stock, $.01 par value             American Stock Exchange
   Redemption Rights
   Units

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
   Yes [ X ] No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
   Form 10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $42,291,000.

   As of January 24, 1997, the Registrant had 14,715,000 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1.  Business

    (a)  General Development of Business

        Thermo Fibergen Inc. (the Company or the Registrant) was established as a subsidiary of Thermo Fibertek Inc. (Thermo Fibertek) to develop and commercialize equipment and systems to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. The Company intends to finance, build, own, and operate recovery plants on sites at, or immediately adjacent to, virgin and recycled pulp mills. Employing a proprietary process, the Company's plants will recover and clean long cellulose fibers for sale to paper mills, clarify water for reuse by mills, and process the remaining recoverable components of papermaking sludge, such as short fibers, fines, and minerals, into commercial products. In July 1996, the Company's wholly owned subsidiary GranTek Inc. (GranTek), acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology, Inc. (Granulation Technology) and Biodac, a division of Edward Lowe Industries, Inc., for approximately $12.1 million in cash. GranTek employs patented technology to produce absorbing granules from papermaking sludge. These granules, marketed under the trade name BIODAC(R), are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, and mosquito control applications. Prior to its July 1996 acquisition of Granulation Technology and Biodac, the Company was in the development stage.

        The Company's strategy is to generate revenues from several sources. First, the Company will seek to enter into long-term contracts with pulp and paper mills under which the Company will charge the customer a fee to accept the customer's papermaking sludge. Second, the Company intends to sell much of the clean long fibers it recovers directly back to the customer for use in the papermaking process. Third, the Company will apply existing technologies, such as its granulation process, and expects to develop new technologies to maximize the value of the other recoverable components of the papermaking sludge for sale into other markets.

        The Company is actively developing a process to recover long fibers from papermaking sludge, and has completed the construction of a mobile pilot recovery system, which the Company is using for initial mill demonstrations of its fiber-recovery process. The Company's strategy is to target the United States and European virgin and recycling mills that have the highest papermaking sludge-disposal costs, enter into long-term contracts with these mills, and construct plants that feature the Company's granulation technology, its fiber-recovery technology, or both.

        The Company was incorporated in Delaware in February 1996 as a wholly owned subsidiary of Thermo Fibertek. In September 1996 the Company sold 4,715,000 units, each unit consisting of one share of Company common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of approximately $55.8 million. The common stock and redemption rights began trading separately on December 13, 1996. Holders of a redemption right have the option to require the

                                        2PAGE

    Company to redeem, in September 2000 and 2001, one share of Thermo Fibergen common stock at $12.75 per share. The redemption rights carry terms that generally provide for their expiration if the closing price of the Company's common stock exceeds $19 1/8 for 20 of any 30 consecutive trading days prior to September 2001. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation (Thermo Electron). As of December 28, 1996, Thermo Fibertek owned 10,000,000 shares of the Company's common stock, representing 68% of such stock outstanding.

         A publicly traded subsidiary of Thermo Electron, Thermo Fibertek develops, manufactures, and markets a range of equipment and products for the paper and paper-recycling industries. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

    Forward-looking Statements
        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996* Annual Report to Shareholders incorporated herein by reference.

    (b) Information About Industry Segments

        The Company is engaged in one business segment.

    (c) Description of Business

        (i)  Principal Products and Services

        The Company currently produces BIODAC, an agricultural carrier that is virtually dust-free and is uniform in particle size, absorptivity, and bulk density. BIODAC is chemically neutral to a range of pesticides and breaks down into elements naturally occurring in the soil. BIODAC is sold in bulk to chemical companies for use as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, and mosquito control applications. The Company intends to further develop GranTek's technology to produce granules for the oil- and grease-absorption and the cat-box filler markets.


    *References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE

        (ii) and (xi)  New Products; Research and Development

        The Company is developing a proprietary process to recover long cellulose fibers from papermaking sludge and has completed the construction of a mobile pilot recovery system that the Company is using for initial mill demonstrations of its fiber-recovery process. During this period, the Company will continue to modify its technology and will also determine where to build its first permanent facilities. However, until the Company obtains meaningful data from commercial operations, it will not be in a position to determine exactly what modifications may be necessary.

        The Company's research and development efforts are currently focused on developing and improving its fiber-recovery process. Modifications to existing equipment are also under consideration to improve washing and de-inking capabilities. The Company is also exploring cost-effective processes to produce higher-value products from papermaking sludge.

        GranTek operates a manufacturing plant in Green Bay, Wisconsin, at which it processes sludge provided by a nearby paper mill into BIODAC. A pilot plant is located within GranTek's main manufacturing plant. This pilot plant is permitted to process 24 tons of material per day, and has been used to develop many of the innovations implemented in GranTek's main plant. The Company believes that this pilot plant will give the Company the ability to process waste streams from other paper mills under operating conditions and in quantities sufficient to determine final product and operating characteristics and costs, as well as to develop new technologies.

        GranTek is presently engaged in research and development of absorbing granular products that, if successful, would provide an opportunity to enter the oil- and grease-absorption and cat-box filler markets.

        The Company currently intends to limit the pace and amount of its research and development on both its fiber-recovery system and on new products, if any, that may be developed so that its internally funded research and development expenditures will be approximately equivalent to the interest or dividend income earned on its cash balances, plus the Company's operating earnings, if any.

        Research and development expenses for the Company were $1,300,000, $601,000, and $128,000 in 1996, 1995, and 1994, respectively.

        (iii)  Raw Materials

        Under GranTek's contract with a paper mill, the mill has the exclusive right to supply papermaking sludge to GranTek's commercial plant. In exchange, the mill is required to use its best efforts to provide GranTek with up to a maximum of 250 tons of sludge per day, required for the recovery process. The contract terminates on December 26, 1997, subject to successive mutual two-year extensions.

        The inability of the Company to obtain papermaking sludge from this paper mill would have a material adverse effect upon the Company's operations.

                                        4PAGE

        (iv)  Patents, Licenses, and Trademarks

        The Company currently holds several issued U.S. patents, expiring at various dates ranging from 2004 to 2012, relating to various aspects of the processing of cellulose-based granular materials and the use of such materials in the agricultural, general absorption, oil- and grease-absorption, and cat-box filler markets. The Company also has foreign counterparts to its U.S. patents in Canada and in various European countries, and has additional patents pending in three European countries. In addition, Thermo Fibertek holds two U.S. patents, expiring in 2011 and 2014, respectively, and expects to file additional U.S. patent applications relating to the "scalping" technology that is a key component of the Company's fiber-recovery system. Although the Company has licensed the technology covered by Thermo Fibertek's patents for use in pulp and paper industry applications, the Company does not itself hold any patents or patent applications with respect to its pilot fiber-recovery system.

        GranTek has granted two companies nonexclusive licenses under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil- and grease-absorption and cat-box filler markets.

        The Company believes that its technology, services, products, and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

        (v)  Seasonal Influences

        In 1996, the Company's sales were exclusively in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company expects to earn a disproportionately high share of its revenues for its agricultural- carrier products during the first two quarters of the year. The Company believes that its planned entrance into the oil and grease absorption and cat box filler markets if successful, may mitigate the seasonality of the Company's sales.

        (vi)  Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii)  Dependency on a Single Customer

        The Company derived 56% and 21% of its revenues during 1996 from Monsanto Solaris Group and Rhone-Poulenc AG Company, respectively.

        (viii)  Backlog

        The Company's backlog of firm orders was $106,000 as of December 28, 1996. The Company had no backlog of firm orders as of December 30, 1995.


                                        5PAGE

    The Company believes that substantially all of the backlog at December 28, 1996, will be shipped or completed during the next twelve months. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (xi)  Government Contracts

        Not applicable.

        (x)  Competition

        The Company expects that its principal competitors for access to papermaking sludge will be landfills, which currently have a collective 70% market share in North America, and approximately 40% market share in Europe. The Company believes, however, that landfill costs will tend to increase over time and that regulations governing landfills will become more strict, particularly in Europe and Japan. The balance of the papermaking sludge produced in the U.S. and Europe is currently incinerated or used to manufacture composting materials, egg cartons, and other low-value industrial products.

        Several large waste-management companies have increased their marketing activities to provide landfill disposal services to the pulp and paper industry. Although the Company does not believe that these companies are able to provide a sludge processing capability, the Company can expect that if its technology is successful, others will seek to develop similar technologies and products that may be superior to those of the Company. As other companies attempt to provide landfill services, sludge processing capability to the pulp and paper industry, or both, the Company expects to encounter increasing competition.

        The Company believes that its approach to the management of environmental problems associated with papermaking sludge and its ability to take advantage of Thermo Fibertek's name recognition, financial strength, and experience constitute significant competitive advantages.

        The Company believes that GranTek is currently the only producer of cellulose-based agricultural carriers. GranTek's principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, including Oil-Dri Corporation of America, Floridin/Engelhard, Aimcor, and American Colloid, and producers of corncob granules traditionally used in the home, lawn and garden, and professional turf markets, including The Andersons, Mt. Pulaski, Green Products, Independence Cob, and Junior Weisner. GranTek's principal competitive advantages are that BIODAC contains virtually no dust and is more uniform in absorptivity and particle-size distribution than are clay-based and corncob granular carriers, and is chemically neutral, requiring little or no chemical deactivation.

        As the Company attempts to develop new markets for the components of the papermaking sludge it processes, the Company will encounter competition from established companies within those markets. Some of these competitors may have substantially greater financial, marketing, and other resources than those of the Company, and the Company expects that such competition may be intense. The Company believes that the

                                        6PAGE
    absorbing-products industry considers price to be a significant competitive factor and therefore, expects that the demand for the Company's products in such markets will be significantly influenced by the Company's prices for such products.

        (xii)  Environmental Protection Regulations

        The Company's operations are subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose requirements to control air, soil, and water pollution, and regulate health, safety, zoning, and land use, as well as the handling and transportation of industrial byproducts and waste materials. These requirements may also be required as conditions of operating permits or licenses that are subject to renewal, modification, or revocation. This regulatory framework imposes significant compliance burdens and costs on the Company. Notwithstanding the burdens of this compliance, the Company believes that its business prospects are enhanced by the enforcement of environmental laws and regulations by government agencies.

        Among the principal laws governing the Company's operations are the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and its similar state equivalents, the Federal Toxic Substances Control Act (TSCA), and the Resource Conservation and Recovery Act of 1976 (RCRA). TSCA imposes limitations on the presence in commercial products of polychlorinated biphenyls (PCBs), and on the generation, handling, storage, and disposal of PCB-containing materials and wastes. CERCLA imposes joint and several liability for the costs of remediation and natural resource damages on the owner or operator of a facility from which there is a release, or a threat of a release, of a hazardous substance into the environment, and on the generators and transporters of those hazardous substances. RCRA provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage, and disposal of hazardous waste. Under TSCA, RCRA, and equivalent state laws, regulatory authorities may require, pursuant to administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and post-closure care of its facilities. Because Subtitle D of RCRA imposes strict requirements on landfills, such as the requirement that new landfills must be lined, RCRA creates an incentive for pulp mills to use sludge-management technologies such as those offered by the Company.

        GranTek currently uses papermaking sludge from a nearby mill in Green Bay, Wisconsin, to make its granules. The papermaking sludge GranTek receives from the mill contains trace amounts of PCBs, dioxins, and furans, as well as residual amounts of other regulated compounds. During the granulation process, GranTek evaporates approximately 95 percent of the water contained in the papermaking sludge. Approximately 1.6 pounds per year of PCBs, as well as other compounds such as formaldehyde, benzene, and volatile organic compounds (VOCs), are thus emitted into the

                                        7PAGE
    atmosphere from its Green Bay facility. Applicable Wisconsin regulations limit PCB emissions to de minimis amounts unless the generator can demonstrate that it is using the best available control technology to limit emissions. GranTek has been issued an air operating permit by the Wisconsin Department of Natural Resources (the WDNR). GranTek's current operating permit and its application for a new Title V operating permit each require GranTek to reduce PCB and VOC emissions, and to file bi-annual reports on the amounts of PCBs being emitted. In August 1995, GranTek submitted materials to the WDNR requesting that GranTek be relieved of its obligation to reduce emissions, asserting that there are presently no technologically or economically feasible methods to reduce PCB or VOC emissions from its facility that can be implemented. GranTek has received no response from the WDNR to date. Although the Company believes that the WDNR will accept GranTek's findings, and although GranTek's facility is currently fully permitted by Wisconsin regulatory authorities, no assurance can be given that the WDNR will not require GranTek to reduce or eliminate its emissions, that such compliance will not require the Company to make significant expenditures, or that such compliance will be technologically or economically feasible. Such compliance may have material adverse effects on the Company's capital expenditures, earnings, and/or competitive position.

        GranTek's BIODAC agricultural carrier is subject to regulation under the Federal Insecticide, Fungicide, and Rodenticide Act, which, among other things, empowers the U.S. Environmental Protection Agency (EPA) to establish and enforce acceptable tolerance levels for agricultural chemicals. In 1989, however, at GranTek's request, the EPA granted an exemption from the requirement that a tolerance level be established for de-inked paper fiber used as a carrier in pesticide formulations applied to growing crops.

        The governmental regulatory process requires the Company to obtain and retain numerous approvals, licenses, and permits to conduct its operations, any of which may be subject to revocation, modification, or denial. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial, or nonrenewal for various reasons, including failure of the Company to satisfy regulatory concerns. Adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment or delay of projects, substantially increased operating costs or capital expenditures, and premature closure of facilities or restriction of operations, all of which could have a material adverse effect on the Company's business and prospects.

        (xiii)  Number of Employees

        As of December 28, 1996, the Company employed 34 people. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Not applicable.


                                        8PAGE

    (e) Executive Officers of the Registrant

                                       Present Title
    Name                        Age    (Year First Became Executive Officer)
    ------------------------    ---    -------------------------------------
    Dr. Yiannis A. Monovoukas   36     President, Chief Executive Officer,
                                         and Director (1996)
    John N. Hatsopoulos         62     Vice President, Chief Financial
                                         Officer, and Director (1996)
    Paul F. Kelleher            54     Chief Accounting Officer (1996)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Fibertek and Thermo Electron. Dr. Monovoukas has been President, Chief Executive Officer, and Director of the Company since its incorporation in February 1996. Dr. Monovoukas was a Corporate Business Analyst at Thermo Electron from July 1995 through February 1996. From 1993 through June 1995, Dr. Monovoukas was a graduate student at the Harvard Business School. From 1990 until 1993, he was a staff scientist and engineer with Raychem Corporation, a materials science company, which he joined upon completion of a Ph.D. program in chemical engineering at Stanford University. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2.  Properties

        The Company leases a 6,000-square foot, stand-alone building in Bedford, Massachusetts, which holds its administrative offices and research laboratory. This lease expires in April 2001, subject to the Company's option to extend the lease for two three-year terms. The Company also has the right to terminate the lease without penalty in April 1999.

        GranTek owns approximately 3.3 acres of land in Green Bay, Wisconsin, on which its 26,000 square foot processing plant is situated.

        The Company believes that these facilities are adequate for its current operations.


    Item 3.  Legal Proceedings

        Not applicable.


    Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.


                                        9PAGE

                                     PART II

    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters

        Information concerning the market and market price for the Registrant's common equity securities and redemption rights and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6.  Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.









                                       10PAGE

                                    PART III

    Item 10.  Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 11.  Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13.  Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.





                                       11PAGE

                                     PART IV

    Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a,d)   Financial Statements and Schedules

            (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

            (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

            (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

            List of Financial Statements and Schedules Referenced in this
            Item 14

            Information incorporated by reference from Exhibit 13 filed herewith:

               Consolidated Statement of Operations
               Consolidated Balance Sheet
               Consolidated Statement of Cash Flows
               Consolidated Statement of Shareholders' Investment
               Notes to Consolidated Financial Statements
               Report of Independent Public Accountants

            Financial Statement Schedules filed herewith:

               Schedule II: Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.


      (b)   Reports on Form 8-K

            During the Company's quarter ended December 28, 1996, the Company was not required to file, and did not file, any Current Report on Form 8-K.


      (c)   Exhibits

            See Exhibit Index on the page immediately preceding exhibits.




                                       12PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 12, 1997           THERMO FIBERGEN INC.



                                   By: Yiannis A. Monovoukas
                                       -------------------------------
                                       Yiannis A. Monovoukas
                                       President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 12, 1997.

    Signature                          Title
    ---------                          -----


    By: Dr. Yiannis A. Monovoukas      President, Chief Executive Officer,
        -------------------------
        Dr. Yiannis A. Monovoukas       and Director


    By: John N. Hatsopoulos            Vice President, Chief Financial
        -------------------------
        John N. Hatsopoulos             Officer, and Director


    By: Paul F. Kelleher               Chief Accounting Officer
        -------------------------
        Paul F. Kelleher


    By: William A Rainville            Chairman of the Board and Director
        -------------------------
        William A Rainville


    By  Anne T. Barrett                Director
        -------------------------
        Anne T. Barrett


    By  Jonathan W. Painter            Director
        -------------------------
        Jonathan W. Painter




                                       13PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo Fibergen Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Fibergen Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 3, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 3, 1997






                                       14PAGE

    SCHEDULE II



                              THERMO FIBERGEN INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                 Accounts
                                     Provision  Recovered
                        Balance at     Charged        and            Balance
                         Beginning          to    Written             at End
                           of Year     Expense        Off  Other(a)  of Year
                        ----------  ----------  ---------  -------- --------
    Year Ended
    December 28, 1996

     Allowance for
      Doubtful Accounts      $  -        $  -      $   -     $ 30       $ 30



    (a)Allowance of business acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders.

















                                       15PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      3.1 Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

      3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

      4.1 Form of Guarantee of Thermo Electron (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

      4.2 Guarantee Agreement among the Company, Thermo Electron, and the Representatives of the Underwriters (filed as Exhibit
                 4.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

      4.3 Form of Common Stock Certificate (filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

      4.4 Form of Redemption Right Certificate (filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.1 Asset Transfer Agreement dated as of July 2, 1996, between Thermo Fibertek Inc. and the Company (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.2 License and Supply Agreement dated as of July 2, 1996, between Thermo Fibertek and the Company (filed as Exhibit
                 10.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.3 Corporate Services Agreement dated July 2, 1996, between Thermo Electron and the Company (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.4 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).


                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

     10.5 Tax Allocation Agreement dated as of July 2, 1996, between Thermo Fibertek and the Company (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.6 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996, between Thermo Electron and the Company.

     10.7 Master Guarantee Reimbursement Agreement dated as of July 2, 1996, among Thermo Electron, Thermo Fibertek, and the Company (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.8 Master Guarantee Reimbursement Agreement dated as of July 2, 1996, between Thermo Fibertek and the Company (filed as
                 Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.9 Lease dated as of April 12, 1996, by and between Al and Lee Realty and the Company (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.10       Equity Incentive Plan of the Company (filed as Exhibit
                 10.11 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.11 Deferred Compensation Plan for Directors of the Company (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.12       Directors Stock Option Plan of the Company (filed as
                 Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

     10.13 Form of Indemnification Agreement for Officers and Directors of the Company (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).



                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Fibertek Inc. for services rendered to the Registrant or to such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996 [File No. 1-11827] and Thermo Fibertek's plans were filed as Exhibits 10.19 through 10.24 to the Annual Report on Form 10-K of Thermo Fibertek for the fiscal year ended December 28, 1996 [File No. 1-11406] and are incorporated herein by reference.

     11          Statement re: Computation of Loss per Share.

     13          Annual Report to Shareholders for the year ended
                 December 28, 1996 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule.