Form 10-K/A
period 1996-12-28
THERMO FIBERGEN INC
filed 1997-04-25
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
               __________________________________________

                      AMENDMENT NO. 1 ON FORM 10-K/A
                               TO FORM 10-K

 (mark one)   X      Annual Report Pursuant to Section 13 or
            -----
                     15(d) of the Securities Exchange Act of 1934

                     Transition Report Pursuant to Section 13 or
            -----
                     15(d) of the Securities Exchange Act of 1934

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

           Registrant's telephone number, including area code:
                              (617) 275-3600

       Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
      Title of each class                  on which registered
      -------------------                -------------------------
      Common Stock, $.01 par value       American Stock Exchange
      Redemption Rights                  American Stock Exchange
      Units                              American Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:
                                   None

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes
 [ X ]  No [   ]

 Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part
 III of this Form 10-K or any amendment to this Form 10-K. [    ]

 The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately
PAGE

 $42,291,000.

 As of  January 24, 1997, the Registrant had 14,715,000 shares of
 Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



      Part III, Item 10.       Directors and Executive Officers of
                          the Registrant.

      Part III, Item 11.       Executive Compensation.

      Part III, Item 12.       Security Ownership of Certain
                               Beneficial Owners and
                                         Management.

      Part III, Item 13.       Certain Relationships and
                                    Transactions.


      The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                               THERMO FIBERGEN INC.


                               By: /s/ Sandra L. Lambert
                                   -------------------------------
                                    Sandra L. Lambert
                                    Secretary




                               ATTACHMENT A
  DIRECTORS
PAGE

      Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermo Fibertek Inc. ("Thermo Fibertek") , manufacturer of equipment for the paper and paper-recycling industries, and Thermo Fibertek's parent company, Thermo Electron Corporation ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."

 Anne T. Barrett      Ms. Barrett, 67, has been a director of the
                      Corporation since July 1996. Ms. Barrett has been an independent consultant on investor relations and communications matters since her retirement from Thermo
                      Electron in November 1993. Prior to that time, Ms. Barrett was director of corporate communications for Thermo Electron for more than five years.

 Francis L. McKone    Mr. McKone, 62, has been a director of the
                      Corporation since April 1997.  Mr. McKone
                      has been the chief executive officer of
                      Albany International Corp., a worldwide
                      supplier of paper machine fabrics, since
                      February 1993. For more than five years
                      prior to 1993, Mr. McKone served as the
                      co-chief executive officer of Albany
                      International Corp.  He is also a director
                      of Albank Financial Corporation
 .
 Yiannis A.           Dr. Monovoukas, 36, has been president,
 Monovoukas           chief executive officer and a director of
                      the Corporation since its incorporation in February 1996. Dr. Monovoukas was a corporate business analyst with Thermo
                      Electron from July 1995 to February 1996.
                      From 1993 through June 1995, Dr. Monovoukas was a graduate student at the Harvard
                      Business School. From 1990 until 1993 he was a staff scientist/engineer with Raychem
                      Corporation, a materials science company, which he joined upon completion of a Ph.D.
                      program in chemical engineering at Stanford
                      University.
PAGE

 Jonathan W. Painter  Mr. Painter, 38, has been treasurer and a director of the Corporation since its
                      incorporation in February 1996.  Mr.
                      Painter has been treasurer of Thermo
                      Electron since August 1994 and treasurer of Thermo Fibertek since October 1994. Mr. Painter had served as director of strategic planning of Thermo Fibertek from February 1993 through August 1994. For five years prior to that time, Mr. Painter was associate general counsel of Thermo Electron and its subsidiaries. Mr. Painter is also a director of Thermo BioAnalysis Corporation.

 William A.           Mr. Rainville, 55, has been chairman of the
 Rainville            board and a director of the Corporation
                      since its incorporation in February 1996.
                      Mr. Rainville has been president and chief executive officer of Thermo Fibertek since its inception in November 1991 and a director of Thermo Fibertek since January
                      1992.  From 1984 until January 1993, Mr.
                      Rainville was president and chief executive officer of Thermo Web Systems Inc., a subsidiary of Thermo Fibertek. He has been a senior vice president of Thermo Electron since March 1993 and was a vice president from 1986 to 1993. Mr. Rainville is also a director of Thermo Fibertek, Thermo Ecotek
                      Corporation, Thermo Remediation Inc. and
                      Thermo TerraTech Inc.

 Committees of the Board of Directors and Meetings

      The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. During 1996, the only member of these committees was Ms. Barrett. The present members of the Audit Committee are Mr. McKone (Chairman) and Ms. Barrett. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Ms. Barrett (Chairman) and Mr. McKone. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met one time and the Audit and Human Resources Committees did not meet during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he or she served held during fiscal 1996.


                                        2
PAGE

 Compensation of Directors

 Cash Compensation

      Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Dr. Monovoukas, Mr. Painter and Mr. Rainville are all employees of Thermo Electron companies and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

 Deferred Compensation Plan

      Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Fibertek or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Fibertek or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, no deferred units equal shares of Common Stock were accumulated under the Deferred Compensation Plan.

 Directors Stock Option Plan

      The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of common stock of the Corporation to outside directors as additional compensation for their service as directors. The Directors Plan provides for the grant of stock options upon a director's initial appointment and, beginning in 2000, awards options to purchase 1,000
                                        3
PAGE
 shares annually to outside directors. A total of 200,000 shares of Common Stock have been reserved for issuance under the Directors Plan.

      Under the Directors Plan, each outside director was granted an option to purchase 20,000 shares of Common Stock upon the effective date of the Corporation's initial public offering. The size of awards to new directors appointed to the Board of Directors after 1996 is reduced by 5,000 shares each year. Outside directors who join the Board of Directors after 1999 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to directors are exercisable six months after the date of grant. The shares acquired upon exercise are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed in equal annual installments of 5,000 shares per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date.

      Outside directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing with the Annual meeting of the Stockholders to be held in 2000. The annual grant will be made at the close of business on the date of each Annual meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of March 1, 1997, options to purchase 20,000 shares had been granted under the Directors Plan, no options had lapsed, and options to purchase 180,000 shares of Common Stock were available for grant under the Directors Plan.

 Stock Ownership Policies for Directors

      During 1997, the Human Resources Committee of the Board of
                                        4
PAGE

 Directors (the "Committee") established a stock holding policy for
 directors.   The stock holding policy requires each director to hold a
 minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1997.

      In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

                             STOCK OWNERSHIP

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Fibertek, the Corporation's parent company, and of Thermo Electron, Thermo Fibertek's parent company, as of March 1, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director,
 (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

      While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Fibertek or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Fibertek.








        Name                         Thermo        Thermo       Thermo
                                     Fibergen      Fibertek     Electron
                                     Inc. (2)      Inc. (3)     Corporation
                                                                (4)

        Thermo Fibertek Inc. (5)     10,000,000    N/A          N/A

        Anne T. Barrett              20,000        1,450        8,709

        Francis L. McKone            0             0            0

        Yiannis A. Monovoukas (6)    94,450        31,500       13,550

        Jonathan W. Painter          20,000        103,515      33,271

        William A. Rainville (6)     41,500        517,894      252,294

        All directors and current
        executive
        officers as a group (7       200,950       859,014      979,590
        persons)



 (1)Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

 (2)Shares of the Common Stock beneficially owned by Ms. Barrett,Dr. Monovoukas, Mr. Painter, Mr. Rainville and all directors and executive officers as a group include 20,000, 80,000,20,000, 40,000 and 185,000 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.4% of the Common Stock outstanding as of such date.
                                        5
PAGE

 (3)Shares of the common stock of Thermo Fibertek beneficially owned by Dr. Monovoukas, Mr. Painter, Mr. Rainville and all directors and executive officers as a group include 30,000, 103,500, 495,000 and 799,950 shares, respectively, that such person or group had the right to acquire within 60 days after March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Instrument beneficially owned by Ms. Barrett includes 1,450 shares held by a trust of which Ms. Barrett and her spouse are the trustees. Shares of the common stock of Thermo Fibertek beneficially owned by Mr. Painter include 15 shares held by him as custodian for one minor child. No director or executive officer beneficially owned more than 1% of the common stock of Thermo Fibertek outstanding as of March 1, 1997, all directors and executive officers as a group beneficially owned 1.4% of the Thermo Fibertek common stock outstanding as of such date.

 (4) Shares of the common stock of Thermo Electron beneficially owned by Dr. Monovoukas, Mr. Painter, Mr. Rainville and all directors and executive officers as a group include 11,325, 27,035, 205,648 and 771,267 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Painter and all directors and executive officers as a group include 488 and 3,746 full shares, respectively, allocated to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron. Shares beneficially owned by Ms. Barrett include 6,010 shares held by a trust of which Ms. Barrett and her spouse are the trustees. The directors and executive officers did not individually or as a group beneficially own more than 1% of the Thermo Electron common stock outstanding as of March 1, 1997.

 (5) As of March 1, 1997, Thermo Fibertek beneficially owned approximately 68% of the outstanding Common Stock. Thermo Fibertek's address is 81 Wyman Street, Waltham, Massachusetts 02254. As of March 1, 1997, Thermo Fibertek had the power to elect all of the members of the Corporation's Board of Directors. Thermo Fibertek is a majority-owned subsidiary of Thermo Electron and therefore, Thermo Electron may be deemed a beneficial owner of the shares of Common Stock beneficially owned by Thermo Fibertek. Thermo Electron disclaims beneficial ownership of these shares.

 (6) As of March 1, 1997, Mr. Monovoukas and Mr. Rainville also beneficially owned 14,450 and 1,500 redemption rights, respectively, issued by the Corporation. Each of these rights, issued in a public offering in September 1996, permits the holder to sell one share of the Common Stock back to the Corporation at certain periods in the future at a price of $12.25 per share.

 Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners
                                        6
PAGE
 of more than 10% of the Common Stock, such as Thermo Fibertek and its parent company, Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in
 the following instances.   Thermo Fibertek filed two Forms 4 late,
 reporting a total of three transactions consisting of the grant to employees of options to purchase the Common Stock. Thermo Electron also filed two Forms late, reporting a total of five transactions, which included the three transactions described above for Thermo Fibertek and an additional two transactions also consisting of the grant to employees of options to purchase the Common Stock.

 EXECUTIVE COMPENSATION

 Summary Compensation Table

      The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer for the last two fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

      The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.







                                Summary Compensation Table


                                                        Long Term
                                                        Compensation
                                                        Securities
                                                        Underlying
                                                        Options      All Other
    Name and               Fiscal  Annual Compensation  of Shares    Compensation
    Principal Position     Year     Salary   Bonus      and Company
                                                        (1)


     Yiannis A. Monovoukas   1996   $100,000 $60,500   80,000(TFG)        $0

          President & Chief                                75(TMO)

          Executive Officer                             2,000(TBA)

                                                       30,000(TFT)

                                                        2,000(TLT)

                                                        6,000(TOC)

                                                        4,000(TMQ)

                                                        2,000(TSR)

                                                        2,000(TXM)

                                1995   $ 39,583(2) --  11,250(TMO)         $0



 (1) Options granted by the Corporation are designated in the table as "TFG." In addition, the named executive officer has also been granted options to purchase the common stock of the following Thermo Electron companies from time to time as part of Thermo Electron's stock option program: Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Electron (designated in the table as TMO), Thermo Fibertek Inc. (designated in the table as TFT), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM).

 (2) Dr. Monovoukas was appointed president and chief executive officer of the Corporation in February 1996. Prior to that time, he served as a corporate business analyst for Thermo Electron since
                                        7
PAGE
 joining Thermo Electron in July 1995. Reported in the table under "Salary" is the salary paid in 1995 to Dr. Monovoukas for his service as a corporate business analyst of Thermo Electron, which was paid at an annualized rate of $95,000. None of the bonus paid to Dr. Monovoukas with respect to 1995 performance was attributable to his service as president and chief executive officer of the Corporation.

 Stock Options Granted During Fiscal 1996

      The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.









                                   Option Grants in Fiscal 1996


                                                                        Potential
                                                                        Realizable
                                                                        Value at Assumed
                                        Percent of                      Annual Rates of
                        Number of       Total                           Stock
                        Securities      Options      Exercise           Price Appreciation
                        Underlying      Granted to   Price              for
                        Options         Employees in Per     Expiration Option Term (2)
        Name (1)        Granted (1)     Fiscal Year  Share   Date       5%      10%


        Yiannis A.      80,000 (TFG)    39.0%       $10.00  08/14/08   $636,800 $1,710,400
        Monovoukas

                            75 (TMO)   0.005% (3) $42.79  05/22/99       $506    $1,062

                         2,000 (TBA)     0.2% (3) $10.00  03/11/08    $15,920   $42,760

                        30,000 (TFT)    19.6% (3) $14.32  02/16/08   $342,000  $918,600

                         2,000 (TLT)     0.6% (3) $10.00  03/11/08    $15,920   $42,760

                         6,000 (TOC)     0.2% (3) $12.00  04/09/08    $57,300  $153,960

                         4,000 (TMQ)     0.1% (3) $13.00  03/11/08    $41,400  $111,200

                         2,000 (TSR)     0.4% (3) $14.00  03/11/08    $22,280   $59,800

                         2,000 (TXM)     0.1% (3) $11.00  03/11/08    $13,840   $35,060


 (1) The options granted during the fiscal year are immediately exercisable, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

 (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the
                                        8
PAGE
 date on which the options are exercised.

 (3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

 Stock Options Exercised During Fiscal 1996

      The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer. No stock appreciation rights were exercised or were outstanding during fiscal 1996.









        Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Values


                                                               Number of
                                                               Unexercised
                                                               Options at
                                            Shares             Fiscal
                                            Acquired           Year-End        Value of
                                            on        Value    (Exercisable/   Unexercised
        Name                Company         Exercise  Realized  Unexercisable) In-the-Money
                                                                   (1)         Options


        Yiannis A.        Thermo Fibergen       --       --      80,000/0     $60,000/--
        Monovoukas

                          Thermo Electron       --       --      11,325/0    $107,101/--

                          Thermo                --       --       2,000/0       $6,250/--
                          BioAnalysis

                          Thermo Fibertek      --       --       30,000/0           $0/--

                          ThermoLyte           --       --        0/2,000        --/$0(2)

                          Thermo Optek         --       --        6,000/0           $0/--

                          ThermoQuest          --       --        4,000/0           $0/--

                          Thermo Sentron       --       --        2,000/0           $0/--

                          Trex Medical         --       --        2,000/0       $3,250/--



 (1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of the fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

 (2) No public market for the shares underlying these options existed at fiscal year-end. Accordingly, no value in excess of the exercise price has been attributed to these options.

 RELATIONSHIP WITH AFFILIATES

      Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo
                                        9
PAGE

 Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, and Thermo Fibertek has created the Corporation as a publicly held, majority-owned subsidiary. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and
 (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

      The Charter presently provides that it shall continue in effect
                                       10
PAGE
 so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for fiscal 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $22,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

      From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1996, these transactions included the following.

      In July 1996, the Corporation entered into a supply and license agreement with Thermo Fibertek in which Thermo Fibertek granted to the
                                       11
PAGE

 Corporation a worldwide, royalty-free license to use Thermo
 Fibertek's proprietary fiber "scalping" technology in the pulp and
 paper industries.   The agreement has an initial term of eight years
 and is subject to annual renewals thereafter, unless either party elects not to renew the agreement. The Corporation's rights under the agreement are exclusive for a period of at least five years and such exclusivity will continue thereafter if the Corporation has purchased at least 35 scalping units from Thermo Fibertek within the first five years of the license and at least five such units in each subsequent year. The agreement also provides that Thermo Fibertek will be the exclusive manufacturer of products based on the licensed technology. The purchase price to be paid by the Corporation to Thermo Fibertek for these products will be based on Thermo Fibertek's manufacturing cost plus a gross profit margin of 55%. Thermo Fibertek has agreed not to sell these components or any other technology or products proprietary to Thermo Fibertek for use in competition with the Corporation in the pulp and paper industries.

      As of December 28, 1996, $58,366,000 of the Corporation's equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, United States government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement will be readily convertible into cash by the Corporation and have an original maturity of three months or less. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

 Stock Holding Assistance Plan

      During 1997, the Human Resources Committee of the Corporation's Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's
 Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

      In 1997, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a stock holding assistance plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable these individuals to purchase Common Stock in the open market. Loans will be repayable upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Human
                                       12
PAGE

 Resources Committee of the Corporation's Board of Directors. No such loans were outstanding in 1996.

 AA971130049