Form 10-Q
period 1997-03-29
THERMO FIBERGEN INC
filed 1997-05-02
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
           days. Yes [ X ]  No [   ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                     Outstanding at April 25, 1997
        ----------------------------        -----------------------------
        Common Stock, $.01 par value                  14,715,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,  December 28,
    (In thousands)                                       1997          1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $58,792       $58,388
      Accounts receivable, less allowance of $30
        in 1997 and 1996                                  933           738
      Inventories                                         308           312
      Other current assets                                 69            64
                                                      -------       -------
                                                       60,102        59,502
                                                      -------       -------

    Property, Plant, and Equipment, at Cost             6,490         6,359
      Less: Accumulated depreciation and amortization     749           538
                                                      -------       -------
                                                        5,741         5,821
                                                      -------       -------
    Other Assets                                          948           969
                                                      -------       -------
    Cost in Excess of Net Assets of Acquired
      Company                                           4,680         4,741
                                                      -------       -------
                                                      $71,471       $71,033
                                                      =======       =======









                                        2PAGE

                              THERMO FIBERGEN INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 29,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                $   293       $   429
      Accrued payroll and employee benefits               183           181
      Other accrued liabilities                           709           649
      Due to parent company and affiliated
        companies                                       1,764         1,766
                                                      -------       -------
                                                        2,949         3,025
                                                      -------       -------

    Common Stock Subject to Redemption ($60,116
      redemption value), 4,715,000 shares issued
      and outstanding                                  56,359        56,087
                                                      -------       -------

    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000
        shares authorized; 10,000,000 shares
        issued and outstanding                            100           100
      Capital in excess of par value                   11,969        12,094
      Retained earnings (accumulated deficit)              94          (273)
                                                      -------       -------
                                                       12,163        11,921
                                                      -------       -------
                                                      $71,471       $71,033
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                   ------------------------
                                                   March 29,      March 30,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $ 1,526        $     -
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                   802              -
      Selling, general, and administrative expenses      759              -
      Research and development expenses                  453            203
                                                     -------        -------
                                                       2,014            203
                                                     -------        -------
    Operating Loss                                      (488)          (203)
    Interest Income                                      855             99
                                                     -------        -------
    Income (Loss) Before Income Taxes                    367           (104)
    Income Taxes                                           -              -
                                                     -------        -------
    Net Income (Loss)                                $   367        $  (104)
                                                     =======        =======
    Earnings (Loss) per Share                        $   .02        $  (.01)
                                                     =======        =======
    Weighted Average Shares                           17,399         10,073
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                              $    367       $   (104)
        Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:
            Depreciation and amortization                 293              -
            Changes in current accounts:
              Accounts receivable                        (195)             -
              Inventories                                   4              -
              Other current assets                         (5)             -
              Accounts payable                           (136)             -
              Other current liabilities                    62              -
                                                     --------       --------
    Net cash provided by (used in) operating
      activities                                          390           (104)
                                                     --------       --------
    Investing Activities:
      Purchases of property, plant, and equipment        (131)            (6)
                                                     --------       --------
    Net cash used in investing activities                (131)            (6)
                                                     --------       --------
    Financing Activities:
      Cash transfer from parent company in
        connection with capitalization of
        the Company                                         -         12,500
      Transfer from parent company prior to
        capitalization of the Company                       -             94
      Increase in due to parent company and
        affiliated companies                              145             16
                                                     --------       --------
    Net cash provided by financing activities             145         12,610
                                                     --------       --------
    Increase in Cash and Cash Equivalents                 404         12,500
    Cash and Cash Equivalents at Beginning
      of Period                                        58,388              -
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 58,792       $ 12,500
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, and the results of operations and cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company is developing and commercializing equipment and systems to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. Through its GranTek Inc. (GranTek) subsidiary, acquired in July 1996, the Company employs patented technology to produce absorbing granules from papermaking sludge. These granules, marketed under the trade name Biodac(R), are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, and mosquito control applications.

                                        6PAGE

                              THERMO FIBERGEN INC.

        The Company currently intends to limit the pace and amount of its research and development on both its fiber-recovery system and on new products, if any, that may be developed from recovered fibers and other components of papermaking sludge, so that its internally funded research and development expenditures will be approximately equivalent to the interest or dividend income earned on its cash balances, plus the Company's operating earnings before research and development expenses, if any.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues of $1,526,000 for the first quarter of 1997 represent revenues from GranTek, acquired in July 1996.

        The gross profit margin was 47% in the first quarter of 1997.

        Selling, general, and administrative expenses as a percentage of revenues were 50% in the first quarter of 1997.

        Research and development expenses increased to $453,000 in the first quarter of 1997 from $203,000 in the first quarter of 1996. This increase was primarily due to the acceleration of the Company's research and development efforts associated with the Company's fiber-recovery system, expenditures on research and development relating to the extraction and purification of minerals, and the inclusion of $117,000 of expenses at GranTek. The Company expects that its spending on research and development will continue to increase over amounts incurred in 1996.

        Interest income increased to $855,000 in the first quarter of 1997 from $99,000 in the first quarter of 1996, primarily due to an increase in average invested balances resulting from the proceeds from the Company's September 1996 initial public offering, as well as cash received in connection with the initial capitalization of the Company in February 1996.

        The Company had no income tax expense in the first quarter of 1997 due to a benefit recorded from the use of net operating loss carryforwards. The Company has approximately $982,000 of remaining net operating loss carryforwards at March 29, 1997. When and if such loss carryforwards are used, the Company will report income tax expense.

    Liquidity and Capital Resources

        Consolidated working capital was $57,153,000 at March 29, 1997, compared with $56,477,000 at December 28, 1996. Included in working capital at March 29, 1997, are cash and cash equivalents of $58,792,000, compared with $58,388,000 at December 28, 1996.

                                        7PAGE

                              THERMO FIBERGEN INC.

        During the first quarter of 1997, $390,000 of cash was provided by operating activities. Cash provided by the Company's operating results was offset in part by an increase in accounts receivable of $195,000 and a decrease in accounts payable of $136,000.

        During the first quarter of 1997, the Company expended $131,000 for purchases of property, plant, and equipment. Cash provided by financing activities during the first quarter of 1997 resulted from an increase in due to parent company and affiliated companies.

        The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 and 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation.

        In the remainder of 1997, the Company plans to make expenditures for property, plant, and equipment of approximately $320,000. In addition, the Company may make additional capital expenditures for the construction of one or more fiber-recovery plants. Construction of fiber-recovery plants is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to accept the mills' pulp sludge. The Company does not currently have such agreements in place nor is there any assurance that the Company will be able to obtain such contracts. The Company anticipates it will require significant amounts of cash to complete the commercialization of its fiber-recovery system. The Company expects to finance commercialization of its fiber-recovery system through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Fibertek and Thermo Electron, although there is no agreement with Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.


                                        8PAGE

                              THERMO FIBERGEN INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of May 1997.

                                             THERMO FIBERGEN INC.



                                             Paul F. Kelleher
                                             ---------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer








                                        9PAGE

                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      11         Statement re: Computation of Earnings (Loss) per Share.

      27         Financial Data Schedule.