Form 10-Q
period 1997-06-28
THERMO FIBERGEN INC
filed 1997-07-31
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                     Outstanding at July 25, 1997
        ----------------------------        ----------------------------
        Common Stock, $.01 par value                 14,715,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 28, December 28,
    (In thousands)                                        1997         1996
    -----------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $47,828       $58,388
      Available-for-sale investments, at quoted
        market value (amortized cost of $10,009)       10,009             -
      Accounts receivable, less allowance of $30 in
        1997 and 1996                                   1,283           738
      Inventories                                         225           312
      Other current assets                                 19            64
                                                      -------       -------
                                                       59,364        59,502
                                                      -------       -------

    Property, Plant, and Equipment, at Cost             6,546         6,359
      Less: Accumulated depreciation and amortization     961           538
                                                      -------       -------
                                                        5,585         5,821
                                                      -------       -------
    Other Assets                                          927           969
                                                      -------       -------
    Cost in Excess of Net Assets of Acquired Company    4,619         4,741
                                                      -------       -------
                                                      $70,495       $71,033
                                                      =======       =======

                                        2PAGE

                              THERMO FIBERGEN INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     June 28,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                $   278       $   429
      Accrued payroll and employee benefits               279           181
      Accrued income taxes                                210             -
      Other accrued liabilities                           751           649
      Due to parent company and affiliated
        companies                                          34         1,766
                                                      -------       -------

                                                        1,552         3,025
                                                      -------       -------
    Common Stock Subject to Redemption ($60,116
      redemption value), 4,715,000 shares issued
      and outstanding                                  56,632        56,087
                                                      -------       -------

    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000
        shares authorized; 10,000,000 shares
        issued and outstanding                            100           100
      Capital in excess of par value                   11,549        12,094
      Retained earnings (accumulated deficit)             662          (273)
                                                      -------       -------
                                                       12,311        11,921
                                                      -------       -------
                                                      $70,495       $71,033
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                      Three Months Ended
                                                   -----------------------
                                                    June 28,      June 29,
    (In thousands except per share amounts)             1997          1996
    ----------------------------------------------------------------------
    Revenues                                         $ 1,598       $     -
                                                     -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                   744             -
      Selling, general, and administrative expenses      699             -
      Research and development expenses                  470           345
                                                     -------       -------
                                                       1,913           345
                                                     -------       -------

    Operating Loss                                      (315)         (345)
    Interest Income                                      883           168
                                                     -------       -------
    Income (Loss) Before Income Taxes                    568          (177)
    Income Taxes                                           -             -
                                                     -------       -------
    Net Income (Loss)                                $   568       $  (177)
                                                     =======       =======
    Earnings (Loss) per Share                        $   .04       $  (.02)
                                                     =======       =======
    Weighted Average Shares                           16,088        10,073
                                                     =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                       Six Months Ended
                                                    ----------------------
                                                    June 28,      June 29,
    (In thousands except per share amounts)             1997          1996
    ----------------------------------------------------------------------
    Revenues                                         $ 3,124       $     -
                                                     -------       -------

    Costs and Operating Expenses:
      Cost of revenues                                 1,546             -
      Selling, general, and administrative expenses    1,458             -
      Research and development expenses                  923           548
                                                     -------       -------
                                                       3,927           548
                                                     -------       -------
    Operating Loss                                      (803)         (548)
    Interest Income                                    1,738           267
                                                     -------       -------
    Income (Loss) Before Income Taxes                    935          (281)
    Income Taxes                                           -             -
                                                     -------       -------
    Net Income (Loss)                                $   935       $  (281)
                                                     =======       =======
    Earnings (Loss) per Share                        $   .06       $  (.03)
                                                     =======       =======
    Weighted Average Shares                           16,743        10,073
                                                     =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income (loss)                              $    935       $   (281)
        Adjustments to reconcile net income (loss)
          to net cash provided by (used in)
          operating activities:
            Depreciation and amortization                 587              -
            Changes in current accounts:
              Accounts receivable                        (545)             -
              Inventories                                  87              -
              Other current assets                         45            (17)
              Accounts payable                           (151)             -
              Other current liabilities                   410             38
                                                     --------       --------
    Net cash provided by (used in) operating
      activities                                        1,368           (260)
                                                     --------       --------

    Investing Activities:
      Purchases of available-for-sale investments     (10,000)             -
      Purchases of property, plant, and equipment        (187)          (219)
      Other                                                (9)           (11)
                                                     --------       --------
    Net cash used in investing activities             (10,196)          (230)
                                                     --------       --------

    Financing Activities:
      Cash transfer from parent company in
        connection with capitalization of the
        Company                                             -         12,500
      Transfer from parent company prior to
        capitalization of the Company                       -             94
      Increase (decrease) in due to parent company
        and affiliated companies                       (1,732)           409
                                                     --------       --------

    Net cash provided by (used in) financing
      activities                                       (1,732)        13,003
                                                     --------       --------
    Increase (Decrease) in Cash and Cash Equivalents  (10,560)        12,513
    Cash and Cash Equivalents at Beginning of
      Period                                           58,388              -
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 47,828       $ 12,513
                                                     ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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

    Overview

        The Company is developing and commercializing equipment and systems to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. Through its GranTek Inc. (GranTek) subsidiary, acquired in July 1996, the Company employs patented technology to produce absorbing granules from papermaking sludge. These granules, marketed under the trade name Biodac(R), are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row crop, and mosquito-control applications.

                                        7PAGE

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

    Results of Operations

    Second Quarter 1997 Compared With Second Quarter 1996

        Revenues of $1,598,000 for the second quarter of 1997 represent revenues from GranTek, acquired in July 1996.

        The gross profit margin was 53% in the second quarter of 1997.

        Selling, general, and administrative expenses as a percentage of revenues were 44% in the second quarter of 1997. Included in selling, general, and administrative expenses are expenses at GranTek, as well as general and administrative expenses relating to the development of the Company's fiber-recovery system.

        Research and development expenses increased to $470,000 in the second quarter of 1997 from $345,000 in the second quarter of 1996, primarily due to the inclusion of $162,000 of expenses at GranTek. The Company expects that its spending on research and development will continue to increase over amounts incurred in 1996.

        Interest income increased to $883,000 in the second quarter of 1997 from $168,000 in the second quarter of 1996, primarily due to an increase in average invested balances resulting from the proceeds from the Company's September 1996 initial public offering.

        The Company has not recorded a provision for income taxes in the second quarter of 1997 due to the expected benefit of net operating loss carryforwards.

    First Six Months 1997 Compared With First Six Months 1996

        Revenues of $3,124,000 for the first six months of 1997 represent revenues from GranTek, acquired in July 1996.

        The gross profit margin was 51% in the first six months of 1997.

        Selling, general, and administrative expenses as a percentage of revenues were 47% in the first six months of 1997.

        Research and development expenses increased to $923,000 in the first six months of 1997 from $548,000 in the first six months of 1996. This increase was due to the inclusion of $279,000 of expenses at GranTek, the acceleration of the Company's research and development efforts associated

                                        8PAGE

                              THERMO FIBERGEN INC.

    with the Company's fiber-recovery system, and expenditures on research and development relating to the extraction and purification of minerals.

        Interest income increased to $1,738,000 in the first six months of 1997 from $267,000 in the first six months of 1996, primarily due to an increase in average invested balances resulting from the proceeds from the Company's September 1996 initial public offering, as well as cash received in connection with the initial capitalization of the Company in February 1996.

        The Company has not recorded a provision for income taxes in the first six months of 1997 due to the expected benefit of net operating loss carryforwards.

    Liquidity and Capital Resources

        Consolidated working capital was $57,812,000 at June 28, 1997, compared with $56,477,000 at December 28, 1996. Included in working capital at June 28, 1997, are cash, cash equivalents, and available-for-sale investments of $57,837,000, compared with $58,388,000 at December 28, 1996.

        During the first six months of 1997, $1,368,000 of cash was provided by operating activities. Cash provided by the Company's operating results was offset in part by an increase in accounts receivable of $545,000.

        During the first six months of 1997, the Company invested $10,000,000 in available-for-sale investments and expended $187,000 for purchases of property, plant, and equipment. Cash used in financing activities during the first six months of 1997 resulted from cash used to reduce due to parent company and affiliated companies.

        The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 and 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation.
        In the remainder of 1997, the Company plans to make expenditures for property, plant, and equipment of approximately $250,000. In addition, the Company may make additional capital expenditures for the construction of one or more fiber-recovery plants. Construction of fiber-recovery plants is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to accept the mills' papermaking sludge. The Company does not currently have such agreements in place nor is there any assurance that the Company will be able to obtain such contracts. The Company anticipates it will require significant amounts of cash to complete the commercialization of its fiber-recovery system. The Company expects to finance commercialization of its fiber-recovery system through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Fibertek and Thermo Electron, although there is no agreement with

                                            9PAGE

                              THERMO FIBERGEN INC.

    Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders reelected five incumbent directors to a one-year term expiring in 1998. The directors reelected at the meeting were: Anne T. Barrett, Francis L. McKone, Yiannis A. Monovoukas, Jonathan W. Painter, and William A. Rainville. Each director received 13,031,160 shares voted in favor of his or her election and 30,100 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

                                       10PAGE

                              THERMO FIBERGEN INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 31st day of July 1997.

                                             THERMO FIBERGEN INC.



                                             Paul F. Kelleher
                                             --------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             --------------------
                                             John N. Hatsopoulos
                                             Vice President and Chief
                                               Financial Officer

                                       11PAGE

                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      11         Statement re: Computation of Earnings (Loss) per Share.

      27         Finacial Data Schedule.