Form 10-Q
period 1997-09-27
THERMO FIBERGEN INC
filed 1997-10-30
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                 Outstanding at September 27, 1997
        ----------------------------    ---------------------------------
        Common Stock, $.01 par value                14,715,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $28,595        $58,388
      Available-for-sale investments, at quoted
        market value (amortized cost of $29,433)       29,492              -
      Accounts receivable, less allowance of
        $30 in 1997 and 1996                              604            738
      Inventories                                         413            312
      Other current assets                                 24             64
      Due from parent company and affiliated
        companies                                         396              -
                                                      -------        -------
                                                       59,524         59,502
                                                      -------        -------

    Property, Plant, and Equipment, at Cost             6,581          6,359
      Less: Accumulated depreciation and
            amortization                                1,178            538
                                                      -------        -------
                                                        5,403          5,821
                                                      -------        -------
    Other Assets                                          907            969
                                                      -------        -------
    Cost in Excess of Net Assets of Acquired
      Company                                           4,388          4,741
                                                      -------        -------
                                                      $70,222        $71,033
                                                      =======        =======







                                        2PAGE

                              THERMO FIBERGEN INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                September 27, December 28,
    (In thousands except share amounts)                  1997         1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                $    95      $   429
      Accrued payroll and employee benefits               314          181
      Other accrued liabilities                           674          649
      Due to parent company and affiliated
        companies                                           -        1,766
                                                      -------      -------
                                                        1,083        3,025
                                                      -------      -------
    Common Stock Subject to Redemption ($60,116
      redemption value), 4,715,000 shares issued
      and outstanding                                  56,905       56,087
                                                      -------      -------
    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000
        shares authorized; 10,000,000 shares
        issued and outstanding                            100          100
      Capital in excess of par value                   11,276       12,094
      Retained earnings (accumulated deficit)             820         (273)
      Net unrealized gain on available-for-sale
        investments                                        38            -
                                                      -------      -------
                                                       12,234       11,921
                                                      -------      -------
                                                      $70,222      $71,033
                                                      =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                               September 27,   September 28,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $   906         $   984
                                                     -------         -------
    Costs and Operating Expenses:
      Cost of revenues                                   534             686
      Selling, general, and administrative
        expenses                                         666             365
      Research and development expenses                  413             427
                                                     -------         -------
                                                       1,613           1,478
                                                     -------         -------
    Operating Loss                                      (707)           (494)
    Interest Income                                      865             114
                                                     -------         -------

    Income (Loss) Before Income Taxes                    158            (380)
    Income Taxes                                           -               -
                                                     -------         -------
    Net Income (Loss)                                $   158         $  (380)
                                                     =======         =======
    Earnings (Loss) per Share                        $   .01         $  (.04)
                                                     =======         =======
    Weighted Average Shares                           16,167          10,570
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.






                                        4PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Nine Months Ended
                                               ----------------------------
                                              September 27,  September 28,
    (In thousands except per share amounts)            1997           1996
    -----------------------------------------------------------------------
    Revenues                                        $ 4,030        $   984
                                                    -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                2,080            686
      Selling, general, and administrative
        expenses                                      2,124            365
      Research and development expenses               1,336            975
                                                    -------        -------
                                                      5,540          2,026
                                                    -------        -------
    Operating Loss                                   (1,510)        (1,042)
    Interest Income                                   2,603            381
                                                    -------        -------

    Income (Loss) Before Income Taxes                 1,093           (661)
    Income Taxes                                          -              -
                                                    -------        -------
    Net Income (Loss)                               $ 1,093        $  (661)
                                                    =======        =======
    Earnings (Loss) per Share                       $   .07        $  (.06)
                                                    =======        =======
    Weighted Average Shares                          16,551         10,239
                                                    =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.









                                        5PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended
                                                  ----------------------------
                                                  September 27,  September 28,
  (In thousands)                                           1997           1996
  ----------------------------------------------------------------------------

  Operating Activities:
    Net income (loss)                                  $  1,093       $   (661)
      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
          Depreciation and amortization                     887            390
          Changes in current accounts, excluding the
            effects of acquisition:
              Accounts receivable                           134            269
              Inventories                                  (101)           (77)
              Other current assets                           40            (13)
              Accounts payable                             (334)           143
              Other current liabilities                     307            387
          Other                                            (383)             -
                                                       --------       --------
  Net cash provided by operating activities               1,643            438
                                                       --------       --------
  Investing Activities:
    Acquisition, net of cash acquired                         -        (12,028)
    Purchases of available-for-sale investments         (29,050)             -
    Purchases of property, plant, and equipment            (224)          (408)
    Other                                                     -            (11)
                                                       --------       --------
  Net cash used in investing activities                 (29,274)       (12,447)
                                                       --------       --------
  Financing Activities:
    Net proceeds from issuance of Company common
      stock                                                   -         55,753
    Cash transfer from parent company in
      connection with capitalization of the
      Company                                                 -         12,500
    Transfer from parent company prior to
      capitalization of the Company                           -             94
    Increase (decrease) in due from parent company
      and affiliated companies                           (2,162)         1,260
                                                       --------       --------
  Net cash provided by (used in) financing
    activities                                           (2,162)        69,607
                                                       --------       --------
  Increase (Decrease) in Cash and Cash Equivalents      (29,793)        57,598
  Cash and Cash Equivalents at Beginning of
    Period                                               58,388              -
                                                       --------       --------

  Cash and Cash Equivalents at End of Period           $ 28,595       $ 57,598
                                                       ========       ========
  Noncash Activities:
    Fair value of assets of acquired company           $      -       $ 12,606
    Cash paid for acquired company                            -        (12,099)
                                                       --------       --------

      Liabilities assumed of acquired company          $      -       $    507
                                                       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues were $906,000 in the third quarter of 1997, compared with $984,000 in the third quarter of 1996. Revenues decreased primarily due to a decrease in demand.

        The gross profit margin increased to 41% in the third quarter of 1997 from 30% in the third quarter of 1996, primarily due to lower-margin revenues in 1996 resulting from an adjustment to expense relating to the revaluation of finished goods inventory acquired from GranTek in July 1996. Additionally, the gross profit margin improved due to a change in product mix and a decrease in manufacturing costs.

        Selling, general, and administrative expenses as a percentage of revenues increased to 74% in the third quarter of 1997 from 37% in the third quarter of 1996, principally due to the hiring of additional sales, marketing, and administrative staff.

        Research and development expenses were relatively unchanged at $413,000 in the third quarter of 1997 and $427,000 in the third quarter of 1996.

        Interest income increased to $865,000 in the third quarter of 1997 from $114,000 in the third quarter of 1996, primarily due to an increase in average invested balances resulting from the proceeds from the Company's September 1996 initial public offering.

        The Company has not recorded a provision for income taxes in the third quarter of 1997 due to the expected benefit of net operating loss carryforwards. Based upon the Company's current level of profitability, the Company expects to begin providing for income taxes in the first quarter of 1998.

                                        8PAGE

                              THERMO FIBERGEN INC.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues increased to $4,030,000 in the first nine months of 1997 from $984,000 in the first nine months of 1996, primarily due to the inclusion of revenues for the full nine-month period from GranTek, acquired July 1996, offset in part by a decrease in revenues in the third quarter of 1997 primarily due to a decrease in demand.

        The gross profit margin increased to 48% in the first nine months of 1997 from 30% in the first nine months of 1996, primarily due to a change in product mix and a decrease in manufacturing costs, as well as lower-margin revenues in 1996 resulting from an adjustment to expense relating to the revaluation of finished goods inventory acquired from GranTek in 1996.

        Selling, general, and administrative expenses as a percentage of revenues increased to 53% in the first nine months of 1997 from 37% in the first nine months of 1996, primarily for the reasons discussed in the results of operations for the third quarter.

        Research and development expenses increased to $1,336,000 in the first nine months of 1997 from $975,000 in the first nine months of 1996. This increase was primarily due to the inclusion of expenses from GranTek for the full nine-month period, as well as the acceleration of the Company's research and development efforts associated with the Company's fiber-recovery system, and expenditures on research and development relating to the extraction and purification of minerals.

        Interest income increased to $2,603,000 in the first nine months of 1997 from $381,000 in the first nine months of 1996, primarily due to an increase in average invested balances resulting from the proceeds from the Company's September 1996 initial public offering, as well as cash received in connection with the initial capitalization of the Company in February 1996.

        The Company has not recorded a provision for income taxes in the first nine months of 1997 due to the expected benefit of net operating loss carryforwards.

    Liquidity and Capital Resources

        Consolidated working capital was $58,441,000 at September 27, 1997, compared with $56,477,000 at December 28, 1996. Included in working capital at September 27, 1997, are cash, cash equivalents, and available-for-sale investments of $58,087,000, compared with $58,388,000 at December 28, 1996.

        During the first nine months of 1997, $1,643,000 of cash was provided by operating activities. Cash provided by the Company's operating results was reduced primarily by a decrease in accounts payable of $334,000, which was largely offset by an increase in other current liabilities of $307,000.
                                        9PAGE

                              THERMO FIBERGEN INC.

        During the first nine months of 1997, the Company invested $29,050,000 in available-for-sale investments and expended $224,000 for purchases of property, plant, and equipment. Cash used in financing activities during the first nine months of 1997 represented cash used to reduce "Due from parent company and affiliated companies."

        The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 and 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation.

        In the remainder of 1997, the Company plans to make expenditures for property, plant, and equipment of approximately $150,000. In addition, the Company may make additional capital expenditures for the construction of one or more fiber-recovery plants. Construction of fiber-recovery plants is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to accept the mills' papermaking sludge. The Company does not currently have such agreements in place nor is there any assurance that the Company will be able to obtain such contracts. The Company anticipates it will require significant amounts of cash to complete the commercialization of its fiber-recovery system. The Company expects to finance commercialization of its fiber-recovery system through a combination of internal funds, additional debt or equity financing, and/or short-term borrowings from Thermo Fibertek and Thermo Electron, although there is no agreement with Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements for the foreseeable future.


    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds

    (d) Use of Proceeds

        The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 and the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions and $421,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates

                                       10PAGE

                              THERMO FIBERGEN INC.

    of the Company (collectively, Affiliates). The Company's net proceeds from the offering were $55,781,000. The Company invested such net proceeds primarily in investment grade interest or dividend bearing instruments. As of September 27, 1997, $50,330,000 had been invested directly with persons other than Affiliates and $5,451,000 had been invested pursuant to a repurchase agreement with Thermo Electron Corporation.

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.












                                       11PAGE

                              THERMO FIBERGEN INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 30th day of October 1997.

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









                                       12PAGE

                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      11         Statement re: Computation of Earnings (Loss) per Share.

      27         Financial Data Schedule.