Form 10-K
period 1998-01-03
THERMO FIBERGEN INC
filed 1998-03-23
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -------------------------------------------
                                    FORM 10-K

    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended January 3, 1998

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
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000
           Securities registered pursuant to Section 12(b) of the Act:

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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $37,696,000.

    As of January 30, 1998, the Registrant had 14,715,000 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

        Thermo Fibergen Inc. (the Company or the Registrant) is developing and commercializing equipment and systems to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. The Company intends to finance, build, own, and operate fiber-recovery facilities at or near pulp and paper mills, pump the sludge directly into its fiber-recovery facilities under long-term contracts with mills, and assume responsibility for the processing and ultimate recycling of the sludge into new products. The Company intends to recover and clean long cellulose fibers, which are used to make paper, and extract and clarify water from the sludge for reuse by the mill, and convert the remaining components of papermaking sludge -- solid minerals, short fibers, and fines -- into products which the Company expects to market and sell. The Company expects to receive revenues from the services it offers the mill and from the sale of long fiber and sludge-based products. In December 1997, the Company entered into its first long-term contract to provide fiber-recovery and water-clarification services to a paper mill located in the Southeastern United States.

        In July 1996, the Company acquired substantially all of the assets, subject to certain liabilities, of Granulation Technology, Inc. and Biodac, a division of Edward Lowe Industries, Inc., for $12,070,000 in cash. This business has been renamed GranTek. GranTek employs patented technology to produce absorbing granules from papermaking sludge. These granules, marketed under the trade name Biodac(R), are principally used as a carrier to deliver chemicals for agricultural, professional turf, home lawn and garden, and mosquito-control applications. In 1997*, GranTek introduced an agricultural row-crop granule and an oil and grease absorption granule, and completed development and market testing of a cat box filler product. Prior to its July 1996 acquisition of GranTek, the Company was in the development stage.

        The Company was incorporated in Delaware in February 1996 as a wholly owned subsidiary of Thermo Fibertek Inc. In September 1996, the Company sold 4,715,000 units, each unit consisting of one share of Company common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of $55,781,000. The common stock and redemption rights began trading separately on December 13, 1996. Holders of a redemption right have the option to require the Company to redeem one share of Thermo Fibergen common stock at $12.75 per share in September 2000 or 2001. A redemption right may only be exercised if the holder owns a share of common stock at that time. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation. As of January 3, 1998, Thermo Fibertek owned 10,419,950 shares of the Company's common stock, representing 71% of such stock outstanding, which includes 419,950 shares purchased during 1997. Purchases of Company

    *References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        2PAGE
    common stock by Thermo Fibertek during 1997 consisted of 268,000 shares purchased in the open market for $2,328,000 and 151,950 shares purchased from Thermo Electron for $1,463,000. During 1997, Thermo Electron had purchased 151,950 shares of Company common stock that were subsequently sold to Thermo Fibertek. There are currently more redemption rights than shares of common stock held by non-affiliates of the Company. Affiliates of the Company, including Thermo Fibertek, may acquire additional shares of the Company's common stock in the open market, and there can be no assurance that the Company will issue additional shares of its common stock through the exercise of employee stock options or other transactions.

        A publicly traded subsidiary of Thermo Electron, Thermo Fibertek develops, manufactures, and markets a range of equipment and products for the pulp and paper recycling industries. In addition to Thermo Fibertek's products, Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory equipment, and mammography systems; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical processing; and conducts advanced-technology research and development.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Information About Industry Segments
        -----------------------------------

        The Company is engaged in one business segment.

    (c) Description of Business
        -----------------------

        (i) Principal Products and Services
            -------------------------------

        The Company's GranTek subsidiary produces Biodac, organic-based granules that are sold principally to chemical formulators for use as carriers for chemicals in the agricultural, professional turf, home lawn and garden, and mosquito-control markets. Biodac is virtually dust-free, uniform in size and absorptivity, and chemically neutral. The Company believes that these features give Biodac a competitive advantage over clay- and corncob-based granules.

                                        3PAGE

        In December 1997, the Company entered into a ten-year contract with a paper mill to provide fiber-recovery and water-clarification services to the mill. The Company will construct a fiber-recovery and water-clarification facility adjacent to the mill. Once operational, the Company will provide the paper mill with fiber-recovery and water-clarification services for established monthly fees. The Company has also entered into an engineering, procurement, and construction contract with a third party to construct the facility.

        (ii) and (xi) New Products; Research and Development
                      --------------------------------------

        The Company has developed technology to recover and clean the long cellulose fiber and extract and clarify the water from papermaking sludge for reuse by paper mills. In 1996, the Company constructed a mobile pilot plant, which it is using to demonstrate its fiber-recovery process and test the sludge streams of mills in the United States and Canada. The Company also tested sludge from several European mills at a pilot lab set up at Thermo Fibertek's E. & M. Lamort facility in France.

        Thermo Fibergen continues research and development efforts to develop higher-value products from papermaking sludge, including pure minerals, commodity and specialty chemicals, controlled-release granules for crop-protection chemicals and fertilizers, as well as new, composite materials for building, automobile manufacturing, and other applications.

        GranTek operates a manufacturing plant in Green Bay, Wisconsin, at which it processes sludge provided by a nearby paper mill into Biodac. A pilot plant is located within GranTek's main manufacturing plant. This pilot plant processes up to 24 tons of material per day, and has been used to develop many of the innovations implemented in GranTek's main plant. The Company believes that this pilot plant will give the Company the ability to process waste streams from other paper mills under operating conditions and in quantities sufficient to determine final product and operating characteristics and costs, as well as to develop new technologies.

        In 1997, GranTek successfully completed commercial introduction of a new row-crop granule in the South African market. The granule was used in large-scale applications during the fall planting season. The Company intends to introduce the row-crop product to the U.S. market during 1998. In addition, GranTek introduced a granule for oil and grease absorption on a limited basis. Compared to competing clay granules which tend to be dusty, this product is virtually dust free. GranTek also completed development of two different formulations of cat box filler product, conventional and clumping. The Company performed market testing in five regions of the country, including in-home placement and focus-group studies, evaluating the product formulations as well as potential product names and packaging designs. The Company expects to begin marketing the product to distributors during the first half of 1998 under the trade name PaPurr(TM) (pronounced paper).

        The Company currently intends to limit the pace and amount of its research and development so that its internally funded research and development expenditures will not exceed the interest income earned on

                                        4PAGE
    its cash, cash equivalents, and available-for-sale investments, plus the Company's operating earnings before research and development expenses, if any.

        Research and development expenses for the Company were $1,877,000, $1,300,000, and $601,000 in 1997, 1996, and 1995, respectively.

        (iii) Raw Materials
              -------------

        Papermaking sludge, the raw material used in the manufacture of the Company's Biodac product, is obtained from a single paper mill. The mill has the exclusive right to supply papermaking sludge to GranTek's existing granulation plant in Green Bay, Wisconsin, under a contract which expires in December 1999, subject to successive mutual two-year extensions. Although the Company believes that its relationship with the mill is good, no assurance can be given that the mill will agree to renew the contract upon its termination. The inability of the Company to obtain papermaking sludge from this paper mill would have a material adverse effect upon the Company's operations.

        During 1997, the Company entered into a contract with a supplier to purchase all natural gas requirements and natural gas management services, which are used by its GranTek subsidiary, from the supplier through October 31, 1998. The Company has the option to enter into forward contracts with the supplier to purchase specified quantities of natural gas at the then-current posted price through specified future dates.

        (iv) Patents, Licenses, and Trademarks
             ---------------------------------

        The Company currently holds several U.S. patents, expiring at various dates ranging from 2004 to 2012, relating to various aspects of the processing of cellulose-based granular materials and the use of such materials in the agricultural, general absorption, oil- and grease-absorption, and cat box filler markets. The Company also has foreign counterparts to its U.S. patents in Canada and in various European countries, and has additional patents pending in Canada and two European countries.

        The Company has filed four U.S. patent applications for various sludge-based products and processes and expects to file additional patent applications in the future. In addition, Thermo Fibertek holds two U.S. patents relating to the "scalping" technology that is an important component of the Company's fiber-recovery system which expire in 2011 and 2014. Although the Company has licensed the technology covered by Thermo Fibertek's patents for use in pulp and paper industry applications, the Company does not itself hold any patents or patent applications with respect to its pilot fiber-recovery system.

        GranTek has granted a company a nonexclusive license under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil- and grease-absorption and cat box filler markets.

                                        5PAGE

        (v) Seasonal Influences
            -------------------

        The Company's sales are principally in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionately high share of its revenues for its agricultural-carrier products during the first two quarters of the year. The Company believes that its planned entrance into the oil- and grease-absorption and cat box filler markets, as well as the international agricultural row-crop market, if successful, may mitigate the seasonality of the Company's sales.

        (vi) Working Capital Requirements
             ----------------------------

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer
              -------------------------------

        Revenues from The Solaris Group accounted for 54% and 56% of the Company's total revenues in 1997 and 1996, respectively. Revenues from Rhone-Poulenc AG Company accounted for 15% and 21% of the Company's total revenues in 1997 and 1996, respectively. Revenues from American Cyanamid Company accounted for 14% of the Company's total revenues in 1997.

        The Solaris Group has indicated that it will reduce its level of purchases from the Company in 1998, relative to 1997. In addition, Monsanto Company, its parent, has announced its intent to divest of this business. No assurance can be given that the Company's relationship with The Solaris Group will continue subsequent to such divestiture.

        (viii) Backlog
               -------

        The Company's backlog of firm orders was $188,000 as of January 3, 1998, and $106,000 as of December 28, 1996. The Company believes that substantially all of the backlog at January 3, 1998, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (xi) Government Contracts
             --------------------

        Not applicable.

        (x) Competition
            -----------

        The Company expects that its principal competitors for access to papermaking sludge will be landfills, which currently have a collective 70% market share in North America and approximately 40% market share in Europe. The Company believes, however, that landfill costs will tend to increase over time and that regulations governing landfills will become

                                        6PAGE
    more strict, particularly in Europe and Japan. The balance of the papermaking sludge produced in the U.S. and Europe is currently incinerated or used to manufacture composting materials, egg cartons, and other low-value industrial products. The Company competes principally on the basis of price and its ability to offer environmentally acceptable disposal alternatives.

        Several large waste-management companies have increased their marketing activities to provide landfill disposal services to the pulp and paper industry. Although the Company does not believe that these companies are able to provide sludge processing capability, the Company can expect that if its technology is successful, others will seek to develop similar technologies and products that may be superior to those of the Company. As other companies attempt to provide landfill services or sludge processing capabilities, or both, to the pulp and paper industry, the Company expects to encounter increasing competition.

        The Company believes that its approach to the management of environmental problems associated with papermaking sludge and its ability to take advantage of Thermo Fibertek's name recognition, financial strength, and experience constitute significant competitive advantages.

        The Company believes that GranTek is currently the only producer of cellulose-based agricultural carriers. GranTek's principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, including Oil-Dri Corporation of America, Floridin/Engelhard, Aimcor, and American Colloid, and producers of corncob-based granules traditionally used in the home lawn and garden and professional turf markets, including The Andersons, Mt. Pulaski, Green Products, Independence Cob, and Junior Weisner. GranTek's principal competitive advantages are that Biodac contains virtually no dust and is more uniform in absorptivity and particle-size distribution than are clay- and corncob-based granular carriers. Biodac is also chemically neutral, requiring little or no chemical deactivation.

        As the Company attempts to develop new markets for the components of the papermaking sludge it processes, the Company will encounter competition from established companies within those markets. Some of these competitors may have substantially greater financial, marketing, and other resources than those of the Company, and the Company expects that such competition may be intense. The Company believes that the absorbing-products industry considers price to be a significant competitive factor and therefore, expects that the demand for the Company's products in such markets will be significantly influenced by the Company's prices for such products.

        (xii) Environmental Protection Regulations
              ------------------------------------

        The Company's operations are subject to significant government regulation, including stringent environmental laws and regulations. Among other things, these laws and regulations impose requirements to control air, soil, and water pollution, and regulate health, safety, zoning, and land use, as well as the handling and transportation of industrial byproducts and waste materials. Compliance with these regulations may

                                        7PAGE
    also be required as conditions of operating permits or licenses that are subject to renewal, modification, or revocation. This regulatory framework imposes significant compliance burdens and costs on the Company. Notwithstanding the burdens of this compliance, the Company believes that its business prospects are enhanced by the fair and uniform enforcement of environmental laws and regulations by government agencies against all of the regulated community.

        Among the principal laws governing the Company's operations are the Federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Federal Toxic Substances Control Act (TSCA), the Clean Air Act (CAA), and the Resource Conservation and Recovery Act of 1976
    (RCRA), and equivalent state laws. TSCA imposes limitations on the presence in commercial products of polychlorinated biphenyls (PCBs), and on the generation, handling, storage, and disposal of PCB-containing materials, byproducts, and wastes. CERCLA imposes joint and several liability for the costs of remediation and natural resource damage on the owner or operator of a facility from which there is a release, or a threat of a release, of a hazardous substance into the environment, and on the generators and transporters of those hazardous substances. RCRA provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage, and disposal of hazardous waste. Under TSCA, RCRA, and equivalent state laws, regulatory authorities may require, pursuant to an administrative order or as a condition of an operating permit, that the owner or operator of a regulated facility take corrective action with respect to contamination resulting from past or present operations. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. Such laws also require that the owner or operator of regulated facilities provide assurance that funds will be available for the closure and post-closure remediation of its facilities. Because Subtitle D of RCRA imposes strict requirements on landfills, such as the requirement that new landfills be lined, RCRA creates an incentive for pulp mills to use sludge-management technologies such as those offered by the Company.

        GranTek uses papermaking sludge from a nearby mill in Green Bay, Wisconsin, to make its granules. The papermaking sludge GranTek receives from the mill contains trace amounts of PCBs, dioxins, and furans, as well as residual amounts of other regulated compounds. During the granulation process, GranTek evaporates approximately 95% of the water contained in the papermaking sludge. Approximately 1.6 pounds per year of PCBs, as well as other compounds such as formaldehyde, benzene, and volatile organic compounds (VOCs), are emitted into the atmosphere from its Green Bay facility as a result of the evaporation process. Applicable Wisconsin regulations limit PCB emissions to de minimis amounts unless the generator can demonstrate that it is using the best available control technology to limit emissions. GranTek has been issued an air operating permit by the Wisconsin Department of Natural Resources (the WDNR). GranTek's current operating permit, and its application for a new Title V operating permit, each require GranTek to reduce PCB and VOC emissions, and to file an annual report on the amounts of PCBs being emitted. In August 1995, GranTek submitted materials to the WDNR requesting that GranTek be relieved of its obligation to reduce emissions, asserting that

                                        8PAGE
    there are presently no technologically or economically feasible methods to reduce PCB or VOC emissions from its facility that can be implemented. GranTek has received no response from the WDNR to date. Although the Company believes that the WDNR will accept GranTek's findings, and although GranTek's facility is currently fully permitted by Wisconsin regulatory authorities, no assurance can be given that the WDNR will not require GranTek to reduce or eliminate its emissions, that such compliance will not require the Company to make significant expenditures, or that such compliance will be technologically or economically feasible. Such compliance may have material adverse effects on the Company's results of operations, financial condition, and/or competitive position.

        GranTek's agricultural carrier, Biodac, is subject to regulation under the Federal Insecticide, Fungicide, and Rodenticide Act, which, among other things, empowers the U.S. Environmental Protection Agency
    (EPA) to establish and enforce acceptable tolerance levels for agricultural chemicals. In 1989, however, at GranTek's request, the EPA granted an exemption from the requirement that a tolerance level be established for de-inked paper fiber used as a carrier in pesticide formulations applied to growing crops.

        The governmental regulatory process requires the Company to obtain and retain numerous approvals, licenses, and permits to conduct its operations, any of which may be subject to revocation, modification, or denial. Operating permits need to be renewed periodically and may be subject to revocation, modification, denial, or nonrenewal for various reasons, including failure of the Company to satisfy regulatory concerns. Adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment or delay of projects, substantially increased operating costs or capital expenditures, and premature closure of facilities or restriction of operations, all of which could have a material adverse effect on the Company's results of operations, financial condition, and future operations.

        (xiii) Number of Employees
               -------------------

        As of January 3, 1998, the Company employed 41 people. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

    (d) Financial Information About Exports by Domestic Operations and About
        --------------------------------------------------------------------
        Foreign Operations
        ------------------

        Not applicable.


                                        9PAGE

    (e) Executive Officers of the Registrant
        ------------------------------------

                                        Present Title (Year First Became
        Name                       Age  Executive Officer)
        --------------------------------------------------------------------
        Dr. Yiannis A. Monovoukas   37  President and Chief Executive
                                          Officer (1996)
        John N. Hatsopoulos         63  Chief Financial Officer and
                                          Senior Vice President (1996)
        Paul F. Kelleher            55  Chief Accounting Officer (1996)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Dr. Monovoukas has been President and Chief Executive Officer of the Company since its incorporation in February 1996. Dr. Monovoukas was a Corporate Business Analyst at Thermo Electron from July 1995 through February 1996. From 1993 through June 1995, Dr. Monovoukas was a graduate student at the Harvard Business School. From 1990 until 1993, he was a staff scientist and engineer with Raychem Corporation, a materials science company, which he joined upon completion of a Ph.D. program in chemical engineering at Stanford University. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Fibertek and Thermo Electron. Mr. Hatsopoulos and Mr. Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties
            ----------

        The Company leases a 6,000-square foot, stand-alone building in Bedford, Massachusetts, which holds its administrative offices and research laboratory. This lease expires in April 2001, subject to the Company's option to extend the lease for two three-year terms. The Company also has the right to terminate the lease without penalty in April 1999.

        GranTek owns approximately 3.3 acres of land in Green Bay, Wisconsin, on which its 26,000-square foot processing plant is situated.

        The Company believes that these facilities are adequate for its current operations.

    Item 3. Legal Proceedings
            -----------------

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        Not applicable.

                                       10PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

        Information concerning the market and market price for the Registrant's common equity securities and redemption rights and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data
            -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

        The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

        Not applicable.






                                       11PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.




                                       12PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

       (a,d) Financial Statements and Schedules
             ----------------------------------

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.
             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.
             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             -------------------------------------------------------------
             Item 14
             -------

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

         (b) Reports on Form 8-K
             -------------------

             None.

         (c) Exhibits
             --------

             See Exhibit Index on the page immediately preceding exhibits.








                                       13PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 20, 1998              THERMO FIBERGEN INC.



                                      By: Yiannis A. Monovoukas
                                          -----------------------------------
                                          Yiannis A. Monovoukas
                                          President, Chief Executive Officer,
                                            and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 20, 1998.

    Signature                           Title
    ---------                           -----


    By: Dr. Yiannis A. Monovoukas        President, Chief Executive Officer,
        --------------------------
        Dr. Yiannis A. Monovoukas          and Director

    By: John N. Hatsopoulos              Chief Financial Officer and
        --------------------------
        John N. Hatsopoulos                Senior Vice President

    By: Paul F. Kelleher                 Chief Accounting Officer
        --------------------------
        Paul F. Kelleher

    By: William A. Rainville             Chairman of the Board and Director
        --------------------------
        William A. Rainville

    By: Anne T. Barrett                  Director
        --------------------------
        Anne T. Barrett

    By: Francis L. McKone                Director
        --------------------------
        Francis L. McKone

    By: Jonathan W. Painter              Director
        --------------------------
        Jonathan W. Painter

                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of Thermo Fibergen Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Fibergen Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 9, 1998




                                       15PAGE

    SCHEDULE II

                              THERMO FIBERGEN INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                 Accounts
                             Balance Provision  Recovered
                                  at   Charged        and            Balance
                           Beginning        to    Written             at End
    Description              of Year   Expense        Off  Other(a)  of Year
    ------------------------------------------------------------------------
    Allowance for Doubtful
      Accounts

    Year Ended
      January 3, 1998        $    30  $      -    $     -  $     -   $    30

    Year Ended
      December 28, 1996      $     -  $      -    $     -  $    30   $    30

    (a)Allowance of business acquired during the year-ended December 28, 1996, as described in Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders.











                                       16PAGE

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

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     10.6        Amended and Restated Master Repurchase Agreement dated as
                 of December 28, 1996, between Thermo Electron and the
                 Company (filed as Exhibit 10.6 to the Registrant's Annual
                 Report on Form 10-K for the year ended December 28, 1996
                 [File No. 1-12137] and incorporated herein by reference).

     10.7 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 8, 1997, between Thermo Electron and the Company.

     10.8 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 8, 1997, between Thermo Fibertek and the Company.

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

     10.14       Restated Stock Holding Assistance Plan and Form of
                 Promissory Note.

                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Fibertek Inc. for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------
     13          Annual Report to Shareholders for the year ended
                 January 3, 1998 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule.