Form 10-Q
period 1998-04-04
THERMO FIBERGEN INC
filed 1998-05-07
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   -------------------------------------------
                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                     Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.01 par value                14,715,000
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                       April 4,   January 3,
    (In thousands)                                         1998         1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                         $28,157      $21,752
      Available-for-sale investments, at quoted
        market value (amortized cost of $29,454
        and $36,273)                                     29,478       36,319
      Accounts receivable, less allowance of $30 in
        1998 and 1997                                       672          645
      Inventories                                           446          507
      Prepaid income taxes and other current assets         317          300
      Due from parent company and affiliated
        companies                                           114          115
                                                        -------      -------
                                                         59,184       59,638
                                                        -------      -------

    Property, Plant, and Equipment, at Cost               7,852        6,727
      Less: Accumulated depreciation and amortization     1,582        1,416
                                                        -------      -------
                                                          6,270        5,311
                                                        -------      -------
    Other Assets                                            865          885
                                                        -------      -------
    Cost in Excess of Net Assets of Acquired Company      4,271        4,330
                                                        -------      -------
                                                        $70,590      $70,164
                                                        =======      =======




                                        2PAGE

                              THERMO FIBERGEN INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                       April 4,   January 3,
    (In thousands except share amounts)                    1998         1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                  $   631      $   338
      Accrued payroll and employee benefits                 302          344
      Other accrued liabilities                             418          347
                                                        -------      -------
                                                          1,351        1,029
                                                        -------      -------
    Common Stock Subject to Redemption ($60,116
      redemption value), 4,715,000 shares issued
      and outstanding                                    57,447       57,176
                                                        -------      -------
    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000
        shares authorized; 10,000,000 shares
        issued and outstanding                              100          100
      Capital in excess of par value                     11,676       11,830
      Accumulated other comprehensive income (Note 3)        16           29
                                                        -------     --------
                                                         11,792       11,959
                                                        -------      -------
                                                        $70,590      $70,164
                                                        =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.






                                        3PAGE

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                      ----------------------
                                                     April 4,      March 29,
    (In thousands except per share amounts)              1998           1997
    ------------------------------------------------------------------------
    Revenues                                          $ 1,343        $ 1,526
                                                      -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                    791            802
      Selling, general, and administrative expenses       797            759
      Research and development expenses                   412            453
                                                      -------        -------
                                                        2,000          2,014
                                                      -------        -------
    Operating Loss                                       (657)          (488)
    Interest Income                                       852            855
                                                      -------        -------
    Income Before Provision for Income Taxes              195            367
    Provision for Income Taxes                             78              -
                                                      -------        -------
    Net Income                                        $   117        $   367
                                                      =======        =======
    Basic and Diluted Earnings per Share (Note 2)     $   .01        $   .02
                                                      =======        =======
    Weighted Average Shares (Note 2):
      Basic                                            14,715         14,715
                                                      =======        =======
      Diluted                                          16,549         16,549
                                                      =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands)                                       1998          1997
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                      $   117       $   367
        Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation and amortization                 245           293
            Changes in current accounts:
              Accounts receivable                         (27)         (195)
              Inventories                                  61             4
              Other current assets                         (9)           (5)
              Accounts payable                            293          (136)
              Other current liabilities                    29            62
            Other                                           9             -
                                                      -------       -------
    Net cash provided by operating activities             718           390
                                                      -------       -------

    Investing Activities:
      Purchases of available-for-sale investments      (2,500)            -
      Proceeds from sale and maturities of
        available-for-sale investments                  9,311             -
      Purchases of property, plant, and equipment      (1,125)         (131)
                                                      -------       -------
    Net cash provided by (used in) investing
      activities                                        5,686          (131)
                                                      -------       -------
    Financing Activities:
      Decrease in due from parent company and
        affiliated companies                                1           145
                                                      -------       -------
    Net cash provided by financing activities               1           145
                                                      -------       -------
    Increase in Cash and Cash Equivalents               6,405           404
    Cash and Cash Equivalents at Beginning of Period   21,752        58,388
                                                      -------       -------
    Cash and Cash Equivalents at End of Period        $28,157       $58,792
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.








                                        5PAGE

                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Basic
    Net income                                          $   117     $   367
                                                        -------     -------
    Weighted average shares                              14,715      14,715
                                                        -------     -------
    Basic earnings per share                            $   .01     $   .02
                                                        =======     =======
    Diluted
    Net income                                          $   117     $   367
                                                        -------     -------
    Weighted average shares                              14,715      14,715
    Effect of:
      Redemption rights                                   1,833       1,834
      Stock options                                           1           -
                                                        -------     -------
    Weighted average shares, as adjusted                 16,549      16,549
                                                        -------     -------
    Diluted earnings per share                          $   .01     $   .02
                                                        =======     =======


                                        6PAGE

                              THERMO FIBERGEN INC.

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 390,000 of such options outstanding, with exercise prices ranging from $9.18 to $13.65 per share.

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income" which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $104,000 and $367,000, respectively.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        The Company is developing and commercializing technology to recover materials from papermaking sludge generated by plants that produce virgin and recycled pulp and paper. In December 1997, the Company entered into a ten-year contract with a paper mill to provide fiber- recovery and water-clarification services to the paper mill, and an engineering, procurement, and construction contract for the construction of the facility to provide such services. Construction of the fiber-recovery and water-clarification facility began during the first quarter of 1998.

        Through its GranTek Inc. subsidiary, the Company employs patented technology to produce absorbing granules from papermaking sludge. These

                                        7PAGE

                              THERMO FIBERGEN INC.

    granules, marketed under the trade name Biodac(R), are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row crop, and mosquito-control applications. The Company also began selling oil-and-grease absorbents on a limited basis and completed development and market testing of a cat box filler product called PaPurr (pronounced paper), which it plans to introduce to the U.S. market during 1998.

        The Company's sales are principally in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionately high share of its revenues for its agricultural-carrier products during the first two quarters of the year. The Company believes that its planned entrance into the oil- and grease-absorption, cat box filler, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the Company's sales.

        The Company currently intends to limit the pace and amount of its research and development so that its internally funded research and development expenditures will not exceed the interest income earned on its cash, cash equivalents, and available-for-sale investments, plus the Company's operating earnings before research and development expenses, if any.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues were $1,343,000 in the first quarter of 1998, compared with $1,526,000 in the first quarter of 1997. Revenues decreased primarily due to a decrease in demand from the Company's largest customer, offset in part by an increase in demand from other customers. The decrease in demand from the Company's largest customer is expected to continue.

        The gross profit margin decreased to 41% in the first quarter of 1998 from 47% in the first quarter of 1997, primarily due to a decrease in revenues.

        Selling, general, and administrative expenses as a percentage of revenues increased to 59% in the first quarter of 1998 from 50% in the first quarter of 1997, principally due to a decrease in revenues and increased marketing expenses relating to new granular products.

        The effective tax rate was 40% in the first quarter of 1998. The effective tax rate exceeds the statutory federal income tax rate primarily due to the impact of state income taxes. The Company did not record a provision for income taxes in the first quarter of 1997 due to the benefit of net operating loss carryforwards.

                                        8PAGE

                              THERMO FIBERGEN INC.

    Liquidity and Capital Resources

        Consolidated working capital was $57,833,000 at April 4, 1998, compared with $58,609,000 at January 3, 1998. Included in working capital at April 4, 1998, are cash, cash equivalents, and available-for-sale investments of $57,635,000, compared with $58,071,000 at January 3, 1998.

        During the first quarter of 1998, $718,000 of cash was provided by operating activities. Cash provided by the Company's operating results was improved primarily by an increase in accounts payable.

        During the first quarter of 1998, the Company's primary investment activity, excluding available-for-sale investments activity, was the purchase of property, plant, and equipment for $1,125,000, which included $556,000 expended for the construction of a fiber-recovery and water-clarification facility.

        The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 and 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation.

        In the remainder of 1998, the Company plans to make expenditures for property, plant, and equipment of approximately $4 million, which includes expenditures for the completion of the construction of a fiber-recovery and water-clarification facility, which began in the first quarter of 1998. In addition, the Company may make additional capital expenditures for the construction of additional fiber-recovery facilities. Construction of fiber-recovery facilities is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to accept the mills' papermaking sludge. The Company currently has only one such agreement in place and there is no assurance that the Company will be able to obtain such additional contracts. The Company anticipates it will require significant amounts of cash for the construction of its fiber-recovery facilities. The Company expects to finance the construction of its fiber-recovery facilities through a combination of internal funds, additional debt or equity financing, and/or borrowings from Thermo Fibertek and Thermo Electron, although there is no agreement with Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements for the foreseeable future.



                                        9PAGE

                              THERMO FIBERGEN INC.

    PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds
    --------------------------------------------------

    (d) Use of Proceeds

        The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 and the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. The Company invested such net proceeds primarily in investment grade interest or dividend bearing instruments. As of April 4, 1998, $50,051,000 had been invested directly with persons other than Affiliates and $5,730,000 had been invested pursuant to a repurchase agreement with Thermo Electron Corporation.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.





                                       10PAGE

                              THERMO FIBERGEN INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1998.

                                             THERMO FIBERGEN INC.



                                             Paul F. Kelleher
                                             ---------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             ---------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer
                                               and Senior Vice President








                                       11PAGE

                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    -----------------------------------------------------------------------

      27         Financial Data Schedule.