Form 10-Q
period 1998-07-04
THERMO FIBERGEN INC
filed 1998-08-06
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                14,715,000

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                           $20,042      $21,752
  Available-for-sale investments, at quoted
    market value (amortized cost of $35,720
    and $36,273)                                       35,730       36,319
  Accounts receivable, less allowance of $30 in
    1998 and 1997                                         552          645
  Inventories                                             329          507
  Prepaid income taxes and other current assets           344          300
  Due from parent company and affiliated companies         63          115
                                                      -------      -------

                                                       57,060       59,638
                                                      -------      -------

Property, Plant, and Equipment, at Cost                10,444        6,727
  Less: Accumulated depreciation and amortization       1,747        1,416
                                                      -------      -------

                                                        8,697        5,311
                                                      -------      -------

Other Assets                                              844          885
                                                      -------      -------

Cost in Excess of Net Assets of Acquired Company        4,213        4,330
                                                      -------      -------

                                                      $70,814      $70,164
                                                      =======      =======

                              THERMO FIBERGEN INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                    $   904      $   338
  Accrued payroll and employee benefits                   273          344
  Other accrued liabilities                               402          347
                                                      -------      -------

                                                        1,579        1,029
                                                      -------      -------

Common Stock Subject to Redemption ($60,116
  redemption value), 4,715,000 shares issued
  and outstanding                                      57,718       57,176
                                                      -------      -------

Shareholders' Investment:
  Common stock, $.01 par value, 25,000,000
    shares authorized; 10,000,000 shares issued
    and outstanding                                       100          100
  Capital in excess of par value                       11,410       11,830
  Accumulated other comprehensive income (Note 3)           7           29
                                                      -------      -------

                                                       11,517       11,959
                                                      -------      -------
                                                      $70,814      $70,164
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $ 1,317    $ 1,598
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                          801        744
  Selling, general, and administrative expenses             891        699
  Research and development expenses                         408        470
                                                        -------    -------

                                                          2,100      1,913
                                                        -------    -------

Operating Loss                                             (783)      (315)
Interest Income                                             792        883
                                                        -------    -------

Income Before Provision for Income Taxes                      9        568
Provision for Income Taxes                                    4          -
                                                        -------    -------

Net Income                                              $     5    $   568
                                                        =======    =======

Earnings per Share (Note 2):
  Basic                                                 $     -    $   .04
                                                        =======    =======
  Diluted                                               $     -    $   .03
                                                        =======    =======
Weighted Average Shares (Note 2):
  Basic                                                  14,715     14,715
                                                        =======    =======
  Diluted                                                16,340     16,606
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $ 2,660    $ 3,124
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                        1,592      1,546
  Selling, general, and administrative expenses           1,688      1,458
  Research and development expenses                         820        923
                                                        -------    -------

                                                          4,100      3,927
                                                        -------    -------

Operating Loss                                           (1,440)      (803)
Interest Income                                           1,644      1,738
                                                        -------    -------

Income Before Provision for Income Taxes                    204        935
Provision for Income Taxes                                   82          -
                                                        -------    -------

Net Income                                              $   122    $   935
                                                        =======    =======

Earnings per Share (Note 2):
  Basic                                                 $   .01    $   .06
                                                        =======    =======
  Diluted                                               $   .01    $   .06
                                                        =======    =======
Weighted Average Shares (Note 2):
  Basic                                                  14,715     14,715
                                                        =======    =======
  Diluted                                                16,445     16,577
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                         $    122     $    935
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                     489          587
        Changes in current accounts:
          Accounts receivable                              93         (545)
          Inventories                                     178           87
          Other current assets                            (31)          45
          Accounts payable                                566         (151)
          Other current liabilities                       (16)         410
        Other                                             208            -
                                                     --------     --------

Net cash provided by operating activities               1,609        1,368
                                                     --------     --------

Investing Activities:
  Purchases of available-for-sale investments         (23,150)     (10,000)
  Proceeds from sale and maturities of available-
    for-sale investments                               23,311            -
  Purchases of property, plant, and equipment          (3,721)        (187)
  Other                                                   189           (9)
                                                     --------     --------

Net cash used in investing activities                  (3,371)     (10,196)
                                                     --------     --------

Financing Activities:
  Change in due from parent company and
    affiliated companies                                   52       (1,732)
                                                     --------     --------

Net cash provided by (used in) financing
  activities                                               52       (1,732)
                                                     --------     --------

Decrease in Cash and Cash Equivalents                  (1,710)     (10,560)
Cash and Cash Equivalents at Beginning of Period       21,752       58,388
                                                     --------     --------

Cash and Cash Equivalents at End of Period           $ 20,042     $ 47,828
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                               Three Months Ended       Six Months Ended
                              --------------------    --------------------
(In thousands except          July 4,     June 28,    July 4,     June 28,
per share amounts)               1998         1997       1998         1997
--------------------------------------------------------------------------
Basic
Net income                    $     5      $   568    $   122      $   935
                              -------      -------    -------      -------

Weighted average shares        14,715       14,715     14,715       14,715
                              -------      -------    -------      -------

Basic earnings per share      $     -      $   .04    $   .01      $   .06
                              =======      =======    =======      =======

Diluted
Net income                    $     5      $   568    $   122      $   935
                              -------      -------    -------      -------

Weighted average shares        14,715       14,715     14,715       14,715
Effect of:
  Redemption rights             1,623        1,891      1,728        1,862
  Stock options                     2            -          2            -
                              -------      -------    -------      -------

Weighted average shares,
  as adjusted                  16,340       16,606     16,445       16,577
                              -------      -------    -------      -------

Diluted earnings per share    $     -      $   .03    $   .01      $   .06
                              =======      =======    =======      =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 330,000 of such options outstanding, with exercise prices ranging from $10.00 to $12.75 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1998 and 1997, the Company had a comprehensive loss of $4,000 and comprehensive income of $568,000, respectively. During the first six months of 1998 and 1997, the Company had comprehensive income of $100,000 and $935,000, respectively.

Item 2 -  Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

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

Overview

    The Company is developing and commercializing technologies to recover valuable components such as water, long cellulose fiber, and minerals, generated as byproducts of the virgin and recycled papermaking process and to clarify and recycle process water to be reused in papermaking. The Company also converts papermaking byproducts into commercial products. In December 1997, the Company entered into a ten-year contract with a paper mill to provide fiber-recovery and water-clarification services to the paper mill, and also entered into an engineering, procurement, and construction contract for the construction of the facility to provide such services. Construction of the fiber-recovery and water-clarification facility was completed in July 1998. The Company has been able to test-run the facility, delivering clean water and long fiber to the mill.

    Through its GranTek Inc. subsidiary, the Company employs patented technology to produce absorbing granules from papermaking byproducts. These granules, marketed under the trade name Biodac(R), are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. The Company has begun selling oil-and-grease absorbents on a limited basis and has completed development and market testing of a cat box filler product called PaPurr (pronounced paper), which it plans to introduce to the U.S. market during 1998.

    The Company's sales are principally in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionately high share of its revenues from its agricultural- carrier products during the first two quarters of the year. The Company believes that its planned entrance into the oil- and grease-absorption, cat box filler, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the Company's sales.

    The Company currently intends to limit the pace and amount of its research and development so that its research and development expenditures will not exceed the interest income earned on its cash, cash equivalents, and available-for-sale investments, plus the Company's operating earnings before research and development expenses, if any.

     The Company believes that the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems, and on products sold as well as products purchased by the Company, will not have a material effect on the Company's business, results of operations, or financial position, although there can be no assurance that the Company will not experience unexpected problems or costs.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues were $1,317,000 in the second quarter of 1998, compared with $1,598,000 in the second quarter of 1997. Revenues decreased primarily due to a decrease in demand from the Company's largest customer, which is expected to continue.

    The gross margin decreased to 39% in the second quarter of fiscal 1998 from 53% in the second quarter of fiscal 1997, primarily due to a decrease in revenues and a decrease in production volume due to shutdowns of the GranTek manufacturing plant while emptying storage tanks. Storage tanks were emptied to enable the Company to process an upgraded quality of papermaking byproduct (raw material) which is necessary for the production of the Company's new row crop granular product. The plant shutdowns were for approximately four weeks and were completed by the end of the quarter. In addition, the plant was shut down for approximately one week in July 1998 for routine maintenance.

    Selling, general, and administrative expenses as a percentage of revenues increased to 68% in the second quarter of 1998 from 44% in the second quarter of 1997, principally due to the hiring of additional sales and marketing staff to expand the Company's fiber-recovery business and a decrease in revenues at GranTek. Research and development expenses decreased to $408,000 in the second quarter of 1998 from $470,000 in the second quarter of 1997, primarily due to completion of the development of the Company's cat box filler product.

    The provision for income taxes was $4,000 in the second quarter of 1998. The Company did not record a provision for income taxes in the second quarter of 1997 due to the benefit of net operating loss carryforwards.

First Six Months 1998 Compared With First Six Months 1997

    Revenues were $2,660,000 in the first six months of 1998, compared with $3,124,000 in the first six months of 1997. Revenues decreased primarily due to a decrease in demand from the Company's largest customer, offset in part by an increase in demand from other customers. The decrease in demand from the Company's largest customer is expected to continue.

    The gross profit margin decreased to 40% in the first six months of 1998 from 51% in the first six months of 1997, primarily for the reasons discussed in the results of operations for the second quarter.

    Selling, general, and administrative expenses as a percentage of revenues increased to 63% in the first six months of 1998 from 47% in the first six months of 1997, principally due to the hiring of additional sales and marketing staff to expand the Company's fiber-recovery business, and a decrease in revenues and increased marketing expenses relating to new granular products at GranTek. Research and development expenses decreased to $820,000 in the first six months of 1998 from $923,000 in the first six months of 1997, primarily due to completion of the development of the Company's cat box filler product.

    The provision for income taxes was $82,000 in the first six months of 1998. The Company did not record a provision for income taxes in the first six months of 1997 due to the benefit of net operating loss carryforwards.

Liquidity and Capital Resources

    Consolidated working capital was $55,481,000 at July 4, 1998, compared with $58,609,000 at January 3, 1998. Included in working capital at July 4, 1998, are cash, cash equivalents, and available-for-sale investments of $55,772,000, compared with $58,071,000 at January 3, 1998.

    During the first six months of 1998, $1,609,000 of cash was provided by operating activities. Cash provided by the Company's operating results was improved primarily by an increase in accounts payable related to the construction of a fiber-recovery and water-clarification facility.

    During the first six months of 1998, the Company's primary investment activity, excluding available-for-sale investments activity, was the purchase of property, plant, and equipment for $3,721,000, which included $2,906,000 expended for the construction of a fiber-recovery and water-clarification facility.

    The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 and 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation.

    In the remainder of 1998, the Company plans to make expenditures for property, plant, and equipment of approximately $1.4 million, which includes expenditures for the construction of a fiber-recovery and water-clarification facility, which was completed in July 1998. In addition, the Company may make additional capital expenditures for the construction of additional fiber-recovery facilities. Construction of fiber-recovery facilities is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to process the mills' papermaking byproducts. The Company currently has only one such agreement in place and there is no assurance that the Company will be able to obtain such additional contracts. The Company anticipates it will require significant amounts of cash for the construction of its fiber-recovery facilities. The Company will seek to finance the construction of its fiber-recovery facilities through a combination of internal funds, additional debt or equity financing, and/or borrowings from Thermo Fibertek Inc. and Thermo Electron, although there is no agreement with Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d) Use of Proceeds

    The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 and the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of July 4, 1998, the Company had expended $4,401,000 of such net proceeds for the purchase of property, plant, and equipment and $3,022,000 for research and development expenses. As of July 4, 1998, the Company had expended an aggregate of $7,423,000 of such net proceeds. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of July 4, 1998, remaining net proceeds of $44,728,000 were invested directly with persons other than Affiliates and $3,630,000 were invested pursuant to a repurchase agreement with Thermo Electron Corporation.

Item 4 - Submission of Matters of a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders reelected six incumbent directors to a one-year term expiring in 1999. The directors reelected at the meeting were: Anne T. Barrett, Francis L. McKone, Yiannis A. Monovoukas, Jonathan W. Painter, William A. Rainville, and Roger D. Wellington. Each director received 13,713,615 shares voted in favor of his or her election and no shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

     See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1998.

                                           THERMO FIBERGEN INC.



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
----------------------------------------------------------------------------
  27         Financial Data Schedule.