Form 10-Q
period 1998-10-03
THERMO FIBERGEN INC
filed 1998-11-05
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  -----------------------------------------

                                    FORM 10-Q

(mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at October 30, 1998
     ----------------------------       -------------------------------
     Common Stock, $.01 par value                 14,715,000

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                           $11,447      $21,752
  Available-for-sale investments, at quoted market
    value (amortized cost of $43,326 and $36,273)      43,346       36,319
  Accounts receivable, less allowance of $30 in
    1998 and 1997                                         763          645
  Inventories:
    Raw materials and supplies                            180            -
    Finished goods                                        304          507
  Prepaid income taxes and other current assets           373          300
  Due from parent company and affiliated companies        258          115
                                                      -------      -------

                                                       56,671       59,638
                                                      -------      -------

Property, Plant, and Equipment, at Cost                11,158        6,727
  Less: Accumulated depreciation and amortization       1,993        1,416
                                                      -------      -------

                                                        9,165        5,311
                                                      -------      -------

Other Assets                                              823          885
                                                      -------      -------

Cost in Excess of Net Assets of Acquired Company        4,154        4,330
                                                      -------      -------

                                                      $70,813      $70,164
                                                      =======      =======

                              THERMO FIBERGEN INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    October 3,  January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Accounts payable                                    $   726      $   338
  Accrued payroll and employee benefits                   296          344
  Accrued income taxes                                    132            -
  Other accrued liabilities                               344          347
                                                      -------      -------
                                                        1,498        1,029
                                                      -------      -------

Common Stock Subject to Redemption ($60,116
  redemption value), 4,715,000 shares issued and
  outstanding                                          57,989       57,176
                                                      -------      -------

Shareholders' Investment:
  Common stock, $.01 par value, 25,000,000
    shares authorized; 10,000,000 shares issued
    and outstanding                                       100          100
  Capital in excess of par value                       11,214       11,830
  Accumulated other comprehensive income (Note 3)          12           29
                                                      -------      -------
                                                       11,326       11,959
                                                      -------      -------
                                                      $70,813      $70,164
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                            $ 1,124        $   906
                                                    -------        -------

Costs and Operating Expenses:
  Cost of revenues                                      688            534
  Selling, general, and administrative expenses         739            666
  Research and development expenses                     342            413
                                                    -------        -------

                                                      1,769          1,613
                                                    -------        -------

Operating Loss                                         (645)          (707)
Interest Income                                         770            865
                                                    -------        -------

Income Before Provision for Income Taxes                125            158
Provision for Income Taxes                               50              -
                                                    -------        -------

Net Income                                          $    75        $   158
                                                    =======        =======

Earnings per Share (Note 2):
  Basic                                             $   .01        $   .01
                                                    =======        =======
  Diluted                                           $     -        $   .01
                                                    =======        =======
Weighted Average Shares (Note 2):
  Basic                                              14,715         14,715
                                                    =======        =======
  Diluted                                            17,174         16,105
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                            $ 3,784        $ 4,030
                                                    -------        -------

Costs and Operating Expenses:
  Cost of revenues                                    2,280          2,080
  Selling, general, and administrative expenses       2,427          2,124
  Research and development expenses                   1,162          1,336
                                                    -------        -------

                                                      5,869          5,540
                                                    -------        -------

Operating Loss                                       (2,085)        (1,510)
Interest Income                                       2,414          2,603
                                                    -------        -------

Income Before Provision for Income Taxes                329          1,093
Provision for Income Taxes                              132              -
                                                    -------        -------

Net Income                                          $   197        $ 1,093
                                                    =======        =======

Earnings per Share (Note 2):
  Basic                                             $   .01        $   .07
                                                    =======        =======
  Diluted                                           $   .01        $   .07
                                                    =======        =======
Weighted Average Shares (Note 2):
  Basic                                              14,715         14,715
                                                    =======        =======
  Diluted                                            16,688         16,420
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $    197       $  1,093
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                   815            887
        Changes in current accounts:
          Accounts receivable                          (118)           134
          Inventories                                    23           (101)
          Other current assets                          (63)            40
          Accounts payable                              (30)          (334)
          Other current liabilities                      81            307
        Other                                           130           (383)
                                                   --------       --------

Net cash provided by operating activities             1,035          1,643
                                                   --------       --------

Investing Activities:
  Purchases of available-for-sale investments       (51,225)       (29,050)
  Proceeds from sale and maturities of
    available-for-sale investments                   43,961              -
  Purchases of property, plant, and equipment        (4,017)          (224)
  Other                                                  84              -
                                                   --------       --------

Net cash used in investing activities               (11,197)       (29,274)
                                                   --------       --------

Financing Activities:
  Change in due from parent company and
    affiliated companies                               (143)        (2,162)
                                                   --------       --------

Net cash used in financing activities                  (143)        (2,162)
                                                   --------       --------

Decrease in Cash and Cash Equivalents               (10,305)       (29,793)
Cash and Cash Equivalents at Beginning of Period     21,752         58,388
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 11,447       $ 28,595
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                               Three Months Ended       Nine Months Ended
                              --------------------     -------------------
(In thousands except          Oct. 3,    Sept. 27,     Oct. 3,   Sept. 27,
per share amounts)               1998         1997        1998        1997
--------------------------------------------------------------------------
Basic
Net Income                    $    75      $   158     $   197     $ 1,093
                              -------      -------     -------     -------

Weighted Average Shares        14,715       14,715      14,715      14,715
                              -------      -------     -------     -------

Basic Earnings per Share      $   .01      $   .01     $   .01     $   .07
                              =======      =======     =======     =======

Diluted
Net Income                    $    75      $   158     $   197     $ 1,093
                              -------      -------     -------     -------

Weighted Average Shares        14,715       14,715      14,715      14,715
Effect of:
  Redemption rights             2,459        1,388       1,972       1,704
  Stock options                     -            2           1           1
                              -------      -------     -------     -------

Weighted Average Shares,
  as Adjusted                  17,174       16,105      16,688      16,420
                              -------      -------     -------     -------

Diluted Earnings per Share    $     -      $   .01     $   .01     $   .07
                              =======      =======     =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 401,000 of such options outstanding, with exercise prices ranging from $8.50 to $13.65 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other comprehensive income," which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1998 and 1997, the Company had comprehensive income of $80,000 and $196,000, respectively. During the first nine months of 1998 and 1997, the Company had comprehensive income of $180,000 and $1,131,000, respectively.

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

Overview

    The Company is developing and commercializing technologies to recover valuable components such as water, long cellulose fiber, and minerals, generated as byproducts of the virgin and recycled papermaking process, and convert them into commercial products. The Company also clarifies and recycles process water to be reused in papermaking. In December 1997, the Company entered into a ten-year contract with a paper mill to provide fiber-recovery and water-clarification services to the mill, and also entered into an engineering, procurement, and construction contract for the construction of the facility to provide such services. Construction of the fiber-recovery and water-clarification facility was completed in July 1998. The Company began operations at the facility in July 1998, delivering clean water and long fiber to the mill.

    Through its GranTek Inc. subsidiary, the Company employs patented technology to produce absorbing granules from papermaking byproducts. These granules, marketed under the trade name Biodac(R), are currently used as a carrier to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. The Company has begun selling oil-and-grease absorbents on a limited basis and has introduced a cat box filler product called PaPurr (pronounced paper) in regular and clumping formulations. The Company's biochemical group has completed development of a nontoxic, noncorrosive, biodegradable de-icer. Other products in development include controlled-release granules for carrying fertilizers and cellulose-fiber-reinforced composite materials.

    The Company's sales are principally in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionately high share of its revenues from its agricultural- carrier products during the first two quarters of the year. The Company believes that its entrance into the oil- and grease-absorption, cat box filler, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the Company's sales.

    The Company currently intends to limit the pace and amount of its research and development so that its research and development expenditures will not exceed the interest income earned on its cash, cash equivalents, and available-for-sale investments, plus the Company's operating earnings before research and development expenses, if any.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues increased to $1,124,000 in the third quarter of 1998 from $906,000 in the third quarter of 1997, due to revenue earned for fiber-recovery and water-clarification services at the Company's facility, which began operations in July 1998.

     The gross margin decreased to 39% in the third quarter of 1998 from 41% in the third quarter of 1997, primarily as a result of additional costs at GranTek associated with the introduction of its cat box filler product, offset in part by a reduction in costs relating to GranTek's agricultural carrier product.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 66% in the third quarter of 1998 from 74% in the third quarter of 1997. The decrease, due to an increase in revenues, was offset in part by higher expenses resulting from the hiring of additional sales and marketing staff to expand the Company's fiber-recovery business. Research and development expenses decreased to $342,000 in the third quarter of 1998 from $413,000 in the third quarter of 1997, primarily due to a reduction in expenditures at the Company's fiber-recovery business and the completion of the development of the Company's cat box filler product.

    The provision for income taxes was $50,000 in the third quarter of 1998. The Company did not record a provision for income taxes in the third quarter of 1997 due to the benefit of net operating loss carryforwards.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues were $3,784,000 in the first nine months of 1998, compared with $4,030,000 in the first nine months of 1997. Revenues decreased at GranTek primarily due to a decrease in demand from its largest customer, offset in part by an increase in demand from its other customers. The decrease in revenues at GranTek was offset in part by revenues earned for fiber-recovery and water-clarification services at the Company's facility which began operations in July 1998.

    The gross profit margin decreased to 40% in the first nine months of 1998 from 48% in the first nine months of 1997, primarily due to a decrease in production volume at GranTek in the second quarter resulting from shutdowns of the manufacturing plant while emptying inventory storage tanks, a decrease in revenues, and additional costs at GranTek associated with the introduction of its cat box filler product. The inventory storage tanks at the manufacturing plant were emptied to enable the Company to process an upgraded quality of papermaking byproduct (raw material) which is necessary for the production of the Company's new row-crop granular product. The plant shutdowns have been completed.

    Selling, general, and administrative expenses as a percentage of revenues increased to 64% in the first nine months of 1998 from 53% in the first nine months of 1997, principally due to the hiring of additional sales and marketing staff to expand the Company's fiber-recovery business, and a decrease in revenues and increased marketing expenses relating to new granular products at GranTek. Research and development expenses decreased to $1,162,000 in the first nine months of 1998 from $1,336,000 in the first nine months of 1997, primarily due to completion of the development of the Company's cat box filler product and a reduction in expenditures at the Company's fiber-recovery business.

    The provision for income taxes was $132,000 in the first nine months of 1998. The Company did not record a provision for income taxes in the first nine months of 1997 due to the benefit of net operating loss carryforwards.

Liquidity and Capital Resources

    Consolidated working capital was $55,173,000 at October 3, 1998, compared with $58,609,000 at January 3, 1998. Included in working capital at October 3, 1998, are cash, cash equivalents, and available-for-sale investments of $54,793,000, compared with $58,071,000 at January 3, 1998. During the first nine months of 1998, $1,035,000 of cash was provided by operating activities.

    During the first nine months of 1998, the Company's primary investment activity, excluding available-for-sale investments activity, was the purchase of property, plant, and equipment for $4,017,000, which included $3,087,000 expended for the construction of a fiber-recovery and water-clarification facility, completed in July 1998.

    The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 or 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron Corporation.

    In the remainder of 1998, the Company plans to make expenditures for property, plant, and equipment of approximately $50,000. The Company plans to make additional capital expenditures for the construction of additional fiber-recovery facilities. Construction of fiber-recovery facilities is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to process the mills' papermaking byproducts. The Company currently has only one such agreement in place and there is no assurance that the Company will be able to obtain such additional contracts. The Company anticipates it will require significant amounts of cash for the construction of its fiber-recovery facilities. The Company will seek to finance the construction of its fiber-recovery facilities through a combination of internal funds, additional debt or equity financing, and/or borrowings from Thermo Fibertek Inc. and Thermo Electron, although there is no agreement with Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements until September 2000 when the Company's redemption rights become exercisable.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iii) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority.

    The Company believes that all of the material products that it currently manufactures and sells are not date sensitive and should not be affected by year 2000 issues. The Company is initiating efforts to identify and contact suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d) Use of Proceeds

    The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of October 3, 1998, the Company had expended $3,087,000 of such net proceeds for the construction of a water-clarification and fiber-recovery facility. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of October 3, 1998, remaining net proceeds of $46,437,000 were invested directly with persons other than Affiliates and $6,257,000 were invested pursuant to a repurchase agreement with Thermo Electron.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1998.

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