Form 10-K
period 1999-01-02
THERMO FIBERGEN INC
filed 1999-03-12
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-12137

                              THERMO FIBERGEN INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                           04-3311544
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

8 Alfred Circle
Bedford, Massachusetts                                                   01730
(Address of principal executive offices)                             (Zip Code)

       Registrant's telephone number, including area code: (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
  Common Stock, $.01 par value                American Stock Exchange
      Redemption Rights

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $35,587,000.

As of January 29, 1999, the Registrant had 14,715,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Fibergen Inc. (the Company or the Registrant) designs, builds, owns, and operates fiber-recovery and water-clarification plants which allow pulp and paper mill customers to "close the loop" in their water and solids systems on a long-term contract basis. The Company will clean and recycle water and long fiber to be reused in papermaking and convert the remaining solids - short fiber and fines - into commercial products.

      In July 1998, the Company completed construction and began operating its first fiber-recovery and water-clarification facility and began operating the facility, providing clean water and long fiber to a mill located in Cowpens, South Carolina, under a ten-year contract.

      The Cellulose-based Products segment, which consists of the Company's GranTek subsidiary, employs patented technology to produce absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil- and grease-absorbents, and cat box fillers. The agricultural carriers are marketed under the trade name Biodac(R), and are used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row crop, and mosquito-control applications.

      The Company was incorporated in Delaware in February 1996 as a wholly owned subsidiary of Thermo Fibertek Inc. Thermo Fibertek is a 91%-owned subsidiary of Thermo Electron Corporation. In September 1996, the Company sold 4,715,000 units, each unit consisting of one share of Company common stock and one redemption right, in an initial public offering at $12.75 per unit for net proceeds of $55,781,000. The common stock and redemption rights began trading separately on December 13, 1996. Holders of a redemption right have the option to require the Company to redeem one share of Thermo Fibergen common stock at $12.75 per share in September 2000 or September 2001 for a total redemption value of $60,116,000. A redemption right may only be exercised if the holder owns a share of Company common stock at that time. As of January 2, 1999, there were 4,715,000 redemption rights outstanding and only 4,028,250 shares of Company common stock held by persons other than Thermo Electron or Thermo Fibertek. In addition, Thermo Electron and/or Thermo Fibertek may acquire additional shares of the Company's common stock in the open market, and there can be no assurance that the Company will issue additional shares of its common stock through the exercise of employee stock options or other transactions. To the extent that the number of redemption rights exceeds the number of shares of common stock held by persons other than Thermo Electron or Thermo Fibertek, the Company will not be required to redeem the total redemption value. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of January 2, 1999, Thermo Fibertek owned 10,419,950 shares of the Company's common stock, representing 71% of such outstanding common stock. As of January 2, 1999, Thermo Electron owned 266,800 shares of Company common stock, representing 2% of such outstanding common stock. During 1998*, Thermo Electron purchased these shares of Company common stock in the open market for $2,103,000.

      Thermo Fibertek develops, manufactures, and markets a range of equipment and products for the pulp and paper recycling industries. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies.


--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28,1996, respectively.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 9 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Fiber-recovery and Water-clarification Services

      The Fiber-recovery and Water-clarification Services segment designs, builds, owns, and operates plants which allow pulp and paper mills to "close the loop" in their water and solid systems. The plants recover and return to the mill long cellulose fiber and clarified water to be reused in papermaking. In July 1998, the Company completed construction and began operating its first fiber-recovery and water-clarification facility, providing clean water and long fiber to a mill under a ten-year contract. The fiber-recovery and water-clarification facility is located in a building adjacent to the South Carolina mill. The Company's facility generally operates 24 hours a day, seven days a week. The paper mill pumps its used process water directly into the Company's system. The facility recovers and returns long fiber to the mill and clarifies water which is recycled for reuse in the papermaking process. The paper mill pays the Company a monthly fee for these services.

Cellulose-based Products

      The Company's GranTek subsidiary uses a proprietary process to produce absorbing granules from papermaking byproducts. These granules are used as agricultural carriers, oil- and-grease absorbents, and cat box fillers. The agricultural carriers are marketed under the trade name Biodac(R), and are currently used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications.

      The Company's oil- and grease-absorbent, GranSorb(TM), was introduced in August 1998 and is currently being sold throughout the Midwest. In addition, during 1998, the Company also introduced a cat box filler product called PaPurr (pronounced paper) in conventional and clumping formulations as an alternative to clay. PaPurr is now available in more than 750 stores, which primarily represent grocery chains in the Midwest. The Company is working to expand distribution through mass merchandisers and specialty pet stores.

      (ii) and (xi) New Products; Research and Development

      The Company continues research and development efforts to develop high-value products using materials recovered from papermaking byproducts, including controlled-release granules for crop-protection chemicals and fertilizers, as well as new, natural-fiber-reinforced composite thermoplastics for plastic lumber and other applications. Development of a nontoxic, noncorrosive, biodegradable de-icer was completed in 1998.

      The Company's mobile pilot plant is used to demonstrate its fiber-recovery and water-clarification process, and to test the effluent streams of mills in the United States and Canada. In addition, the GranTek subsidiary operates a manufacturing plant in Green Bay, Wisconsin, at which it processes papermaking byproducts provided by a nearby paper mill into cellulose-based granules. A pilot plant is located within GranTek's main manufacturing plant. This pilot plant processes up to 24 tons of material per day, and is used to develop many of the innovations implemented in GranTek's main plant. The Company believes that this pilot plant will provide the ability to process materials from other paper mills under operating conditions and in quantities sufficient to determine final product and operating characteristics and costs, as well as to develop new products.

      The Company currently intends to limit the pace and amount of its research and development so that its internally funded research and development expenditures will not exceed the interest income earned on its cash, cash equivalents, and available-for-sale investments, plus the Company's operating earnings, if any, before research and development expenses.

      Research and development expenses for the Company were $1,454,000, $1,877,000, and $1,300,000 in 1998, 1997, and 1996, respectively.

      (iii)
Raw Materials

      Papermaking byproducts, the raw material used in the manufacture of the Company's cellulose-based products, are obtained from a single paper mill. The mill has the exclusive right to supply papermaking byproducts to the Company's existing granulation plant in Green Bay, Wisconsin, under a contract which expires in December 1999, subject to successive mutual two-year extensions. Although the Company believes that its relationship with the mill is good, no assurance can be given that the mill will agree to renew the contract upon its termination. The inability of the Company to obtain papermaking byproducts from this paper mill would have a material adverse effect upon the Company's operations.

      During 1998, the Company entered into a five-year contract with a supplier to purchase all necessary chemicals used in conjunction with certain equipment for the processing of papermaking byproducts at its fiber-recovery and water-clarification facility located in South Carolina. The contract expires in July 2003.

      During 1998, the Company entered into a contract with a supplier to purchase all natural gas requirements and natural gas management services which are used by its GranTek subsidiary from the supplier through October 2000. The Company has the option to enter into forward contracts with the supplier to purchase specified quantities of natural gas at the then-current posted price through specified future dates.

      (iv) Patents, Licenses, and Trademarks

      The Company currently holds several U.S. patents, expiring at various dates ranging from 2004 to 2016, relating to various aspects of the processing of cellulose-based granular materials and the use of such materials in the agricultural, professional turf, home lawn and garden, general absorption, oil- and grease-absorption, and cat box filler markets. The Company also has foreign counterparts to its U.S. patents in Canada and in various European countries, and has additional patents pending in Canada and certain European countries.

      The Company has filed several U.S. patent applications for various products and processes relating to papermaking byproducts and expects to file additional patent applications in the future. In addition, Thermo Fibertek holds two U.S. patents relating to the "scalping" technology that is an important component of the Company's fiber-recovery system which expire in 2011 and 2014. Although the Company has licensed the technology covered by Thermo Fibertek's patents for use in pulp and paper industry applications, the Company does not itself hold any patents or patent applications with respect to its fiber-recovery and water-clarification system.

      The Company has granted a company a nonexclusive license under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil- and grease-absorption and cat box filler markets.

      (v)  Seasonal Influences

Fiber-recovery and Water-clarification Services

      Not applicable.

Granular-products Segment

      Revenues from the Cellulose-based Products segment are principally from sales in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionately high share of its revenues from its agricultural-carrier products during the first two quarters of the year. The Company believes that its entrance into the oil- and grease-absorption, cat box filler, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the Company's sales.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii) Dependency on a Single Customer

      Revenues from The Solaris Group accounted for 34%, 54%, and 56% of the Company's total revenues in 1998, 1997, and 1996, respectively. Revenues from Rhone-Poulenc AG Company accounted for 14%, 15%, and 21% of the Company's total revenues in 1998, 1997, and 1996, respectively. Revenues from American Cyanamid Company accounted for 16% and 14% of the Company's total revenues in 1998 and 1997, respectively. Revenues from Somerset Paper, the customer for which the Company is providing fiber-recovery and water-clarification services, accounted for 11% of revenues in 1998.

      The Solaris Group was sold by Monsanto Company, its parent, in January 1999. No assurance can be given that the Company's relationship with The Solaris Group will continue.

      (viii) Backlog

      The backlog of firm orders at the Company's Cellulose-based Products segment was $419,000 as of January 2, 1999, and $188,000 as of January 3, 1998. The Company believes that substantially all of the backlog at January 2, 1999, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee. In addition, the Fiber-recovery and Water-clarification Services segment has a ten-year contract to provide clean water and long fiber to a mill. The contract may be canceled by either party within six months after the end of the fourth year of the contract, or by the paper mill with one year's notice thereafter, if certain benefits or profitability levels are not achieved. See Note 8 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders for other terms and conditions of the contract. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (xi) Government Contracts

      Not applicable.

      (x)  Competition

Fiber-recovery and Water-clarification Services

      The Company expects that its principal competitors for access to papermaking byproducts will be landfills, which currently have a large market share in both North America and Europe. The Company believes, however, that landfill costs will tend to increase over time and that regulations governing landfills will become more strict, particularly in Europe. The balance of the papermaking byproducts produced in the U.S. and Europe is currently incinerated or used to manufacture composting materials and other low-value industrial products. The Company competes principally on its ability to offer long-term environmentally acceptable byproducts management alternatives.

      Certain companies are seeking to develop technologies and services to treat and process papermaking byproducts that are similar to those of the Company. No assurance can be given that such technologies and services will not be superior to those of the Company. As other companies attempt to provide landfill services or byproducts processing capabilities, or both, to the pulp and paper industry, the Company expects to encounter increasing competition.

      The Company believes that its approach to the management of environmental problems associated with papermaking byproducts and its ability to take advantage of Thermo Fibertek's name recognition, financial strength, and experience constitute significant competitive advantages.

Cellulose-based Products

      The Company believes that the Company is currently the only producer of paper-based agricultural carriers. GranTek's principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, including Oil-Dri Corporation of America, Floridin/Engelhard, Aimcor, and American Colloid, and producers of corncob-based granules traditionally used in the home lawn and garden and professional turf markets, including The Andersons, Mt. Pulaski, Green Products, Independence Cob, and Junior Weisner. The Company's principal competitive advantages are that Biodac is virtually dust-free and is more uniform in absorptivity and particle-size distribution than are clay- and corncob-based granular carriers. Biodac is also chemically neutral, requiring little or no chemical deactivation.

      As the Company attempts to develop new markets for the components of the papermaking byproducts it processes, the Company will encounter competition from established companies within those markets. Some of these competitors may have substantially greater financial, marketing, and other resources than those of the Company, and the Company expects that such competition may be intense. The Company believes that in the absorbing-products industry price is a significant competitive factor and therefore, expects that the demand for the Company's products in such markets will be significantly influenced by the Company's prices for such products.

      (xii) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection laws may materially affect the Company's capital expenditures, earnings, and competitive position. Federal, state, and local environmental laws govern air emissions and discharges into water, as well as the generation, transportation, storage, treatment, and disposal of solid waste. These laws establish standards governing most aspects of the construction and operation of the Company's facilities. Additional information required under this heading is included in the section labeled "Environmental and Regulatory Risks" under "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(d)   Financial Information About Geographic Areas

      Not applicable.

(e)   Executive Officers of the Registrant

        Name                          Age   Present Title (Fiscal Year First Became Executive
                                            Officer)
        ---------------------------- ------ -----------------------------------------------------

        Dr. Yiannis A. Monovoukas     38    President and Chief Executive Officer (1996)
        Theo Melas-Kyriazi            39    Chief Financial Officer (1998)
        Paul F. Kelleher              56    Chief Accounting Officer (1996)

     Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Dr. Monovoukas has been President and Chief Executive Officer of the Company since its incorporation in February 1996. Dr. Monovoukas was a Corporate Business Analyst at Thermo Electron from July 1995 through February 1996. From 1993 through June 1995, Dr. Monovoukas was a graduate student at the Harvard Business School. From 1990 until 1993, he was a staff scientist and engineer with Raychem Corporation, a materials science company, which he joined upon completion of a Ph.D. program in chemical engineering at Stanford University. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc. in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Kelleher has held a comparable position for at least five years with Thermo Electron. Mr. Melas-Kyriazi and Mr. Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any leases are not extended. The location and general character of the Company's principal properties by segment as of January 2, 1999, are:

Fiber-recovery and Water-clarification Services

      The Company leases a 6,000-square foot, stand-alone building in Bedford, Massachusetts, which holds its administrative offices and research laboratory. This lease expires in April 2001, subject to the Company's option to extend the lease for two three-year terms. The Company also has the right to terminate the lease without penalty in April 1999. The Company leases the property on which its fiber-recovery and water-clarification facility is located. The lease is for the life of the related service contract.

Cellulose-based Products

      The Company owns approximately 3.3 acres of land in Green Bay, Wisconsin, on which its 26,000-square foot processing plant is situated. In addition, the Company leases a 21,000-square foot packaging plant under a lease which expires in January 2000.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Information concerning the market and market price for the Registrant's common equity securities and redemption rights and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

      (b)The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of January 2, 1999, the Company had expended $3,182,000 of such net proceeds for the construction of a water-clarification and fiber-recovery facility. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of January 2, 1999, remaining net proceeds of $45,892,000 were invested directly with persons other than Affiliates and $6,707,000 were invested pursuant to a repurchase agreement with Thermo Electron.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

      List of Financial Statements and Schedules Referenced in this Item 14

      Information incorporated by reference from Exhibit 13 filed herewith:

         Consolidated Statement of Operations
         Consolidated Balance Sheet
         Consolidated Statement of Cash Flows
         Consolidated Statement of Comprehensive Income and Shareholders'
          Investment
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants

      Financial Statement Schedules filed herewith:

         Schedule II:  Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 10, 1999                 THERMO FIBERGEN INC.


                                  By: /s/ Yiannis A. Monovoukas
                                      Yiannis A. Monovoukas
                                      President, Chief Executive Officer,
                                      and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 10, 1999.

Signature                             Title


By:  /s/ Dr. Yiannis A. Monovoukas    President, Chief Executive Officer, and
     Dr. Yiannis A. Monovoukas         Director


By:  /s/ Theo Melas-Kyriazi           Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher             Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ Anne T. Barrett              Director
     Anne T. Barrett


By:  /s/ Francis L. McKone            Director
     Francis L. McKone


By:  /s/ Jonathan W. Painter          Director
     Jonathan W. Painter


By:  /s/ William A. Rainville         Chairman of the Board and Director
     William A. Rainville


By:  /s/ Roger D. Wellington          Director
     Roger D. Wellington

                    Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermo Fibergen Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Fibergen Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                           Arthur Andersen LLP


Boston, Massachusetts
February 10, 1999

SCHEDULE II

                              THERMO FIBERGEN INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


Description                             Balance at     Provision  Accounts        Other (a)       Balance
                                         Beginning    Charged to  Recovered                        at End
                                           of Year       Expense         and                      of Year
                                                                     Written
                                                                         Off
------------------------------------- ------------- ------------- ------------ ------------- -------------

Allowance for Doubtful Accounts

Year Ended January 2, 1999                     $30           $ -           $-           $ -           $30

Year Ended January 3, 1998                     $30           $ -           $-           $ -           $30

Year Ended December 28, 1996                   $ -           $ -           $-           $30           $30

(a) Allowance of business acquired during the year ended December 28, 1996, as described in Note 3 to Consolidated Financial Statements in the Registrant's
    1998 Annual Report to Shareholders.

                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

10.7 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 8, 1997, between Thermo Electron and the Company (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-12137] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

10.8 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 8, 1997, between Thermo Fibertek and the Company (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-12137] and incorporated herein by reference).

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

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Fibertek for services rendered to the Registrant or to such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

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

10.14 Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-12137] and incorporated herein by reference).

13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

21         Subsidiaries of the Registrant.

23         Consent of Arthur Andersen LLP.

27         Financial Data Schedule.