Form 10-Q
period 1999-04-03
THERMO FIBERGEN INC
filed 1999-05-06
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                           ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarter Ended April 3, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File Number 1-12137

                              THERMO FIBERGEN INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                        04-3311544
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                 Class                         Outstanding at April 30, 1999
      Common Stock, $.01 par value                      14,465,000


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents                                                             $12,794     $6,748
 Available-for-sale investments, at quoted market value (amortized cost                 40,378     48,206
   of $40,365 and $48,210)
 Accounts receivable, less allowance of $30                                              1,655      1,188
 Inventories:
   Raw materials and supplies                                                              217        151
   Finished goods                                                                          305        334
 Prepaid income taxes and other current assets                                             416        366
 Due from parent company and affiliated companies                                          226        300
                                                                                       -------    -------

                                                                                        55,991     57,293
                                                                                       -------    -------

Property, Plant, and Equipment, at Cost                                                 11,202     11,175
 Less:  Accumulated depreciation and amortization                                        2,499      2,250
                                                                                       -------    -------

                                                                                         8,703      8,925
                                                                                       -------    -------

Other Assets                                                                               781        802
                                                                                       -------    -------

Cost in Excess of Net Assets of Acquired Company                                         4,037      4,096
                                                                                       -------    -------

                                                                                       $69,512    $71,116
                                                                                       =======    =======




                              THERMO FIBERGEN INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                      $   525     $  327
 Accrued payroll and employee benefits                                                     312        325
 Other accrued liabilities                                                                 880        732
                                                                                       -------    -------

                                                                                         1,717      1,384
                                                                                       -------    -------

Deferred Income Taxes                                                                      230        230
                                                                                       -------    -------

Common Stock Subject to Redemption ($60,116 redemption value),                          58,531     58,260
 4,715,000 shares issued and outstanding
                                                                                       -------    -------
Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized; 10,000,000                    100        100
   shares issued
 Capital in excess of par value                                                         11,153     11,145
 Treasury stock at cost, 250,000 shares                                                 (2,227)         -
 Accumulated other comprehensive items (Note 2)                                              8         (3)
                                                                                       -------    -------

                                                                                         9,034     11,242
                                                                                       -------    -------
                                                                                       $69,512    $71,116
                                                                                       =======    =======




















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERGEN INC.
                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $ 2,074     $1,343
                                                                                       -------     ------

Costs and Operating Expenses:
 Cost of revenues                                                                        1,110        791
 Selling, general, and administrative expenses                                             878        797
 Research and development                                                                  305        412
                                                                                       -------     ------

                                                                                         2,293      2,000
                                                                                       -------     ------

Operating Loss                                                                            (219)      (657)

Interest Income                                                                            683        852
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                   464        195
Provision for Income Taxes                                                                 185         78
                                                                                       -------     ------

Net Income                                                                             $   279     $  117
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .02     $  .01
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,668     14,715
                                                                                       =======     ======

 Diluted                                                                                16,741     16,549
                                                                                       =======     ======




















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $    279    $   117
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           329        245
   Other noncash items                                                                       -          9
   Changes in current accounts:
     Accounts receivable                                                                  (467)       (27)
     Inventories                                                                           (37)        61
     Other current assets                                                                  (56)        (9)
     Accounts payable                                                                      198        293
     Other current liabilities                                                             221         29
                                                                                      --------    -------

       Net cash provided by operating activities                                           467        718
                                                                                      --------    -------

Investing Activities:
 Purchases of available-for-sale investments                                           (25,325)    (2,500)
 Proceeds from sale and maturities of available-for-sale investments                    33,002      9,311
 Purchases of property, plant, and equipment                                              (113)    (1,125)
 Other                                                                                     168          -
                                                                                      --------    -------

       Net cash provided by investing activities                                         7,732      5,686
                                                                                      --------    -------

Financing Activities:
 Purchases of Company common stock from Thermo Electron                                 (2,227)         -
 Change in due from parent company and affiliated companies                                 74          1
                                                                                      --------    -------

       Net cash provided by (used in) financing activities                              (2,153)         1
                                                                                      --------    -------

Increase in Cash and Cash Equivalents                                                    6,046      6,405
Cash and Cash Equivalents at Beginning of Period                                         6,748     21,752
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 12,794    $28,157
                                                                                      ========    =======












The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1999 and 1998, the Company had comprehensive income of $290,000 and $104,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Basic
Net Income                                                                             $   279     $  117
                                                                                       -------     ------

Weighted Average Shares                                                                 14,668     14,715
                                                                                       -------     ------

Basic Earnings per Share                                                               $   .02     $  .01
                                                                                       =======     ======

Diluted
Net Income                                                                             $   279     $  117
                                                                                       -------     ------

Weighted Average Shares                                                                 14,668     14,715
Effect of:
 Redemption rights                                                                       2,071      1,833
 Stock options                                                                               2          1
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    16,741     16,549
                                                                                       -------     ------

Diluted Earnings per Share                                                             $   .02     $  .01
                                                                                       =======     ======




3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 432,500 of such options outstanding, with exercise prices ranging from $8.93 to $12.75 per share.

4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Cellulose-based Products                                                               $1,729     $1,343
 Fiber-recovery and Water-clarification Services                                           345          -
                                                                                       -------     ------

                                                                                        $2,074     $1,343
                                                                                       =======     ======

Income Before Provision for Income Taxes:
 Cellulose-based Products                                                               $  215      $  35
 Fiber-recovery and Water-clarification Services                                          (434)      (692)
                                                                                       -------     ------

 Total operating loss                                                                     (219)      (657)
 Interest income                                                                           683        852
                                                                                       -------     ------

                                                                                        $  464      $ 195
                                                                                       =======     ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company organizes and manages its business by individual functional operating entity. The Company's two operating entities constitute the Company's business segments: Fiber-recovery and Water-clarification Services and Cellulose-based Products. The Fiber-recovery and Water-clarification Services segment designs, builds, owns, and operates plants to help pulp and paper mill customers close the loop in their water and solids systems on a long-term contract basis. The plants recover and return to the mill long cellulose fiber and clarified water to be reused in papermaking. In July 1998, the Company completed construction of, and began operating, its first fiber-recovery and water-clarification facility, providing clean water and long fiber to a mill under a ten-year contract.

      The Cellulose-based Products segment, which consists of the Company's
GranTek subsidiary, acquired July 1996, employs patented technology to produce absorbing granules from papermaking byproducts which are used as agricultural carriers , oil-and-grease absorbents, and cat box fillers. The agricultural carriers are marketed under the trade name Biodac(R), and are used to deliver agricultural chemicals for professional turf, home lawn and garden,


Overview (continued)

agricultural row-crop, and mosquito-control applications. Development of a nontoxic, noncorrosive, biodegradable de-icer was completed in 1998. Other products under development include controlled-release granules for carrying fertilizers and cellulose-fiber-reinforced composite materials.

      Revenues from the Cellulose-based Products segment are principally from sales in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionate share of its revenues from its agricultural-carrier products during the first two quarters of the year. The Company believes that its entrance into the oil- and grease-absorption, cat box filler, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the Company's sales.

      The Company currently intends to limit the pace and amount of its research and development so that its research and development expenditures will not exceed the interest income earned on its cash, cash equivalents, and available-for-sale investments, plus the Company's operating earnings, if any, before research and development expenses.

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues increased to $2,074,000 in the first quarter of 1999 from $1,343,000 in the first quarter of 1998, due to an increase in revenues at the Cellulose-based Products segment and the inclusion of $345,000 of revenues at the Fiber-recovery and Water-clarification Services segment from its fiber-recovery and water-clarification facility, which began operations in July
1998. Revenues at the Cellulose-based Products segment increased principally due to an increase in demand from its two largest customers.

      The gross profit margin increased to 46% in the first quarter of 1999 from 41% in the first quarter of 1998, primarily due to an increase in revenues at the Cellulose-based Products segment. In addition, the inclusion of higher-margin revenues from the Fiber-recovery and Water-clarification segment also improved gross profit margin.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 42% in the first quarter of 1999 from 59% in the first quarter of 1998, principally due to an increase in revenues at both segments.

      Research and development expenses decreased to $305,000 in the first quarter of 1999 from $412,000 in the first quarter of 1998, primarily due to a reduction in expenditures for the development of the fiber-recovery process at the Fiber-recovery and Water-clarification Services segment. The Company expects to increase its research and development efforts relating to the development of cellulose-fiber-reinforced composite materials, and consequently its level of research and development spending may increase in the future.

        Interest income decreased to $683,000 in the first quarter of 1999 from $852,000 in the first quarter of 1998, principally as a result of a decrease in average invested balances. Average invested balances decreased primarily due to the use of cash to fund the construction of the fiber-recovery and water-clarification facility, completed in 1998.

      The effective tax rate was unchanged at 40% in the first quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.


Liquidity and Capital Resources

      Consolidated working capital was $54,274,000 at April 3, 1999, compared with $55,909,000 at January 2, 1999. Included in working capital at April 3,
1999, are cash, cash equivalents, and available-for-sale investments of $53,172,000, compared with $54,954,000 at January 2, 1999. During the first quarter of 1999, $467,000 of cash was provided by operating activities. An increase in accounts receivable used $467,000 of cash, primarily due to higher revenues.

      During the first quarter of 1999, the Company's primary investment activities involved the purchase and sale of available-for-sale investments.

      During the first quarter of 1999, the Company's financing activities used
$2,153,000 of cash, principally for the purchase of Company common stock. The
Company purchased 250,000 shares of its common stock, at market value, from Thermo Electron for $2,227,000. Thermo Electron had previously acquired the shares through open market purchases. In March 1999, the Company's Board of Directors authorized the purchase of up to an additional $5 million of Company common stock in open market or negotiated transactions through March 16, 2000.
As of April 3, 1999, no purchases had been made under this authorization. Any such purchases are funded from working capital.

      The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 or September 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of April 3, 1999, there were 4,715,000 redemption rights outstanding and only 4,028,250 shares of Company common stock held by persons other than Thermo Electron, Thermo Fibertek, or the Company.

      During the remainder of 1999, the Company plans to make expenditures for property, plant, and equipment of approximately $500,000. In addition, the Company plans to make capital expenditures for the construction of additional fiber-recovery and water-clarification facilities. Construction of fiber-recovery and water-clarification facilities is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to process the mills' papermaking byproducts. There is no assurance that the Company will be able to obtain such additional contracts. The Company anticipates that it will require significant amounts of cash for the construction of its fiber-recovery and water-clarification facilities. The
Company will seek to finance the construction of such facilities through a combination of internal funds, additional debt or equity financing, and/or borrowings from Thermo Fibertek Inc. and Thermo Electron, although there is no agreement with Thermo Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements until September 2000 when the Company's redemption rights become exercisable.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical


Year 2000 (continued)

facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades to its critical facilities are needed. The Company is currently upgrading or replacing its material noncompliant information technology systems, and the majority of this process was complete as of April 3, 1999. The Company expects that all of its material information technology systems and critical facilities will be year
2000 compliant by October 1999.

      The Company believes that all of its current material products are not date sensitive and should not be affected by year 2000 issues.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers, vendors, and customers that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. To date, no significant supplier, vendor, or customer has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The
Company has started to follow-up with significant suppliers, vendors, and customers that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third party risk, and expects to be substantially completed by October 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had not incurred any material expenses to third parties
(external costs) related to year 2000 issues as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be less than $25,000.
Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems staff.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.



Year 2000 (continued)

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
If any of the Company's material customers, or its material suppliers or vendors as described above, experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time. Item 3 - Quantitative and Qualitative Disclosures About
Market Risk

      The Company's exposure to market risk from changes in equity prices and interest rates has not changed materially from year-end 1998.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

      The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman
Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of April 3, 1999, the Company had expended $3,268,000 of such net proceeds for the construction of a water-clarification and fiber-recovery facility. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of April 3, 1999, remaining net proceeds of $45,675,000 were invested directly with persons other than Affiliates and $6,838,000 were invested pursuant to a repurchase agreement with Thermo Electron.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1999.

                                                  THERMO FIBERGEN INC.



                                                  /s/ Paul F. Kelleher
                                                  -------------------------
                                                  Paul F. Kelleher
                                                  Chief Accounting Officer



                                                  /s/ Theo Melas-Kyriazi
                                                  -------------------------
                                                  Theo Melas-Kyriazi
                                                  Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.