Form 10-Q
period 1999-07-03
THERMO FIBERGEN INC
filed 1999-08-06
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                 FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                         Outstanding at July 30, 1999
 Common Stock, $.01 par value                   14,312,400



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                        July 3,  January 2,
(In thousands)                                                                             1999        1999
------------------------------------------------------------------------------------ ----------- ----------

Current Assets:
 Cash and cash equivalents                                                              $   137     $ 6,748
 Advance to affiliate (Note 5)                                                            5,329           -
 Available-for-sale investments, at quoted market value (amortized cost                  45,987      48,206
   of $46,034 and $48,210)
 Accounts receivable, less allowance of $30                                               2,051       1,188
 Inventories:
   Raw materials and supplies                                                               180         151
   Finished goods                                                                           266         334
 Prepaid income taxes and other current assets                                              393         366
 Due from parent company and affiliated companies                                           361         300
                                                                                       --------    --------

                                                                                         54,704      57,293
                                                                                       --------    --------

Property, Plant, and Equipment, at Cost                                                  11,317      11,175
 Less:  Accumulated depreciation and amortization                                         2,749       2,250
                                                                                       --------    --------

                                                                                          8,568       8,925
                                                                                       --------    --------

Other Assets                                                                                761         802
                                                                                       --------    --------

Cost in Excess of Net Assets of Acquired Company                                          3,979       4,096
                                                                                       --------    --------

                                                                                        $68,012     $71,116
                                                                                       ========    ========




                              THERMO FIBERGEN INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                         July 3, January 2,
(In thousands except share amounts)                                                         1999       1999
------------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Accounts payable                                                                        $   331    $   327
 Accrued payroll and employee benefits                                                       322        325
 Accrued income taxes                                                                        374          -
 Other accrued liabilities                                                                   544        732
                                                                                         -------    -------

                                                                                           1,571      1,384
                                                                                         -------    -------

Deferred Income Taxes                                                                        230        230
                                                                                         -------    -------

Common Stock Subject to Redemption ($60,116 redemption value), 4,715,000                  58,802     58,260
 shares issued and outstanding
                                                                                         -------    -------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized; 10,000,000                      100        100
   shares issued
 Capital in excess of par value                                                           11,145     11,145
 Retained earnings                                                                            19          -
 Treasury stock at cost, 402,600 shares                                                   (3,825)         -
 Accumulated other comprehensive items (Note 2)                                              (30)        (3)
                                                                                         -------    -------

                                                                                           7,409     11,242
                                                                                         -------    -------

                                                                                         $68,012    $71,116
                                                                                         =======    =======



















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues                                                                                $ 2,253     $1,317
                                                                                        -------     ------

Costs and Operating Expenses:
 Cost of revenues                                                                         1,229        801
 Selling, general, and administrative expenses                                              859        891
 Research and development expenses                                                          354        408
                                                                                        -------     ------

                                                                                          2,442      2,100
                                                                                        -------     ------

Operating Loss                                                                             (189)      (783)

Interest Income                                                                             660        792
                                                                                        -------     ------

Income Before Provision for Income Taxes                                                    471          9
Provision for Income Taxes                                                                  189          4
                                                                                        -------     ------

Net Income                                                                              $   282     $    5
                                                                                        =======     ======

Basic and Diluted Earnings per Share (Note 3)                                           $   .02     $    -
                                                                                        =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                   14,377     14,715
                                                                                        =======     ======

 Diluted                                                                                 15,489     16,340
                                                                                        =======     ======




















The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues                                                                                $ 4,327     $2,660
                                                                                        -------     ------

Costs and Operating Expenses:
 Cost of revenues                                                                         2,339      1,592
 Selling, general, and administrative expenses                                            1,737      1,688
 Research and development expenses                                                          659        820
                                                                                        -------     ------

                                                                                          4,735      4,100
                                                                                        -------     ------

Operating Loss                                                                             (408)    (1,440)

Interest Income                                                                           1,343      1,644
                                                                                        -------     ------

Income Before Provision for Income Taxes                                                    935        204
Provision for Income Taxes                                                                  374         82
                                                                                        -------     ------

Net Income                                                                              $   561     $  122
                                                                                        =======     ======

Earnings per Share (Note 3):
 Basic                                                                                  $   .04     $  .01
                                                                                        =======     ======

 Diluted                                                                                $   .03     $  .01
                                                                                        =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                   14,523     14,715
                                                                                        =======     ======

 Diluted                                                                                 16,115     16,445
                                                                                        =======     ======

















The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                        July 3,    July 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Operating Activities:
 Net income                                                                            $    561    $   122
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            659        489
   Other noncash items                                                                        -        208
   Changes in current accounts:
     Accounts receivable                                                                   (863)        93
     Inventories                                                                             39        178
     Other current assets                                                                   (11)       (31)
     Accounts payable                                                                         4        566
     Other current liabilities                                                              501        (16)
                                                                                       --------    -------

       Net cash provided by operating activities                                            890      1,609
                                                                                       --------    -------

Investing Activities:
 Purchases of available-for-sale investments                                            (56,325)   (23,150)
 Proceeds from sale and maturities of available-for-sale investments                     57,827     23,311
 Advances to affiliate, net (Note 5)                                                     (5,329)         -
 Purchases of property, plant, and equipment                                               (461)    (3,721)
 Other                                                                                      673        189
                                                                                       --------    -------

       Net cash used in investing activities                                             (3,615)    (3,371)
                                                                                       --------    -------

Financing Activities:
 Purchases of Company common stock                                                       (1,598)         -
 Purchases of Company common stock from Thermo Electron                                  (2,227)         -
 Change in due from parent company and affiliated companies                                 (61)        52
                                                                                       --------    -------

       Net cash provided by (used in) financing activities                               (3,886)        52
                                                                                       --------    -------

Decrease in Cash and Cash Equivalents                                                    (6,611)    (1,710)
Cash and Cash Equivalents at Beginning of Period                                          6,748     21,752
                                                                                       --------    -------

Cash and Cash Equivalents at End of Period                                             $    137    $20,042
                                                                                       ========    =======










The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represent unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1999 and 1998, the Company had comprehensive income of $244,000 and a comprehensive loss of $4,000, respectively. During the first six months of 1999 and 1998, the Company had comprehensive income of $534,000 and $100,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $  282     $     5     $  561     $   122
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,377      14,715     14,523      14,715
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .02     $     -     $  .04     $   .01
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $  282     $     5     $  561     $   122
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,377      14,715     14,523      14,715
Effect of:
 Redemption rights                                                1,091       1,623      1,581       1,728
 Stock options                                                       21           2         11           2
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             15,489      16,340     16,115      16,445
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .02     $     -     $  .03     $   .01
                                                                 ======     =======     ======     =======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 20,000 of such options outstanding, with an exercise price of $12.75 per share.

4.     Business Segment Information

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Cellulose-based Products                                       $ 1,907    $  1,317    $ 3,636    $  2,660
 Fiber-recovery and Water-clarification Services                    346           -        691           -
                                                                -------    --------    -------    --------

                                                                $ 2,253    $  1,317    $ 4,327    $  2,660
                                                                =======    ========    =======    ========

Income Before Provision for Income Taxes:
 Cellulose-based Products                                       $   305    $     38    $   520    $     73
 Fiber-recovery and Water-clarification Services                   (494)       (821)      (928)     (1,513)
                                                                -------    --------    -------    --------

 Total operating loss                                              (189)       (783)      (408)     (1,440)
 Interest income                                                    660         792      1,343       1,644
                                                                -------    --------    -------    --------

                                                                $   471    $      9    $   935    $    204
                                                                =======    ========    =======    ========

5.     Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

        In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at July 3, 1999.


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

Overview

      The Company organizes and manages its business by individual functional operating entity. The Company's two operating entities constitute the Company's business segments: Fiber-recovery and Water-clarification Services and Cellulose-based Products. The Fiber-recovery and Water-clarification Services segment designs, builds, owns, and operates plants to help pulp and paper mills improve product quality, reduce costs, and close the loop in their water and solids systems on a long-term contract basis. The plants recover and return to the mill long cellulose fiber and clarified water to be reused in papermaking.
In July 1998, the Company completed construction of, and began operating, its first fiber-recovery and water-clarification facility, providing clean water and long fiber to a mill under a ten-year contract.

      The Cellulose-based Products segment, which consists of the Company's
GranTek subsidiary, employs patented technology to produce absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gransorb(TM) oil and grease absorbents, and PaPurr(TM) (pronounced
"paper") cat box filler. Biodac(R) is used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. Products under development include natural-fiber-reinforced thermoplastic composites and controlled-release granules for carrying fertilizers.

      Revenues from the Cellulose-based Products segment are principally from sales in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionate share of its revenues from its agricultural-carrier products during the first two quarters of the year. The Company believes that its entrance into the oil and grease absorption, cat box filler, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the Company's sales.

      The Company currently intends to limit the pace and amount of its research and development so that its research and development expenditures will not exceed the interest income earned on its cash, cash equivalents, available-for-sale investments, and advance to affiliate, plus the Company's operating earnings, if any, before research and development expenses.

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues increased to $2,253,000 in the second quarter of 1999 from $1,317,000 in the second quarter of 1998, due to an increase in revenues at the Cellulose-based Products segment and the inclusion of $346,000 of revenues at the Fiber-recovery and Water-clarification Services segment from its fiber-recovery and water-clarification facility, which began operations in July
1998. Revenues at the Cellulose-based Products segment increased principally due to sales of its recently introduced cat box filler product, as well as an increase in demand for Biodac from its largest customer.



Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      The gross profit margin increased to 45% in the second quarter of 1999 from 39% in the second quarter of 1998, primarily due to an increase in revenues at the Cellulose-based Products segment and the inclusion of higher-margin revenues from the Fiber-recovery and Water-clarification Services segment. In addition, the 1998 gross profit margin was reduced by the effect of a decrease in production volume resulting from necessary shutdowns of the GranTek manufacturing plant while emptying inventory storage tanks at the Cellulose-based Products segment.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 38% in the second quarter of 1999 from 68% in the second quarter of 1998, principally due to an increase in revenues at both segments.

      Research and development expenses decreased to $354,000 in the second quarter of 1999 from $408,000 in the second quarter of 1998, primarily due to a reduction in expenditures related to the development of the fiber-recovery process at the Fiber-recovery and Water-clarification Services segment.

      Interest income decreased to $660,000 in the second quarter of 1999 from $792,000 in the second quarter of 1998, principally as a result of a decrease in average invested balances. Average invested balances decreased primarily due to the use of cash to fund the construction of the Company's fiber-recovery and water-clarification facility, completed in 1998, and to fund purchases of Company common stock during 1999.

      The effective tax rate was 40% in the second quarter of 1999. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes. The provision for income taxes was $4,000 in the second quarter of 1998 on pretax income of $9,000.

First Six Months 1999 Compared With First Six Months 1998

      Revenues increased to $4,327,000 in the first six months of 1999 from $2,660,000 in the first six months of 1998, due to an increase in revenues at the Cellulose-based Products segment and the inclusion of $691,000 of revenues at the Fiber-recovery and Water-clarification Services segment from its fiber-recovery and water-clarification facility, which began operations in July
1998. Revenues at the Cellulose-based Products segment increased principally due to an increase in demand for Biodac from its largest customer, as well as sales of its recently introduced cat box filler product.

      The gross profit margin increased to 46% in the first six months of 1999 from 40% in the first six months of 1998, primarily due to an increase in revenues at the Cellulose-based Products segment and the inclusion of higher-margin revenues from the Fiber-recovery and Water-clarification Services segment. In addition, the 1998 gross profit margin was reduced by the effect of the GranTek manufacturing plant shutdowns at the Cellulose-based Products segment, as discussed in the results of operations for the second quarter.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 40% in the first six months of 1999 from 63% in the first six months of 1998, principally due to an increase in revenues at both segments.

      Research and development expenses decreased to $659,000 in the first six months of 1999 from $820,000 in the first six months of 1998 for the reasons discussed in the results of operations for the second quarter.

      Interest income decreased to $1,343,000 in the first six months of 1999 from $1,644,000 in the first six months of 1998 for the reasons discussed in the results of operations for the second quarter.

      The effective tax rate was unchanged at 40% in the first six months of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.


Liquidity and Capital Resources

      Consolidated working capital was $53,133,000 at July 3, 1999, compared with $55,909,000 at January 2, 1999. Included in working capital at July 3,
1999, are cash, cash equivalents, and available-for-sale investments of $46,124,000, compared with $54,954,000 at January 2, 1999. In addition, the
Company had $5,329,000 invested in an advance to affiliate at July 3, 1999.
Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 5), which became effective June 1,
1999, amounts invested with Thermo Electron were included in cash and cash equivalents. During the first six months of 1999, $890,000 of cash was provided by operating activities. An increase in accounts receivable used $863,000 of cash, primarily due to higher revenues. In addition, an increase in other current liabilities provided $501,000 of cash, primarily due to an increase in accrued income taxes.

      During the first six months of 1999, the Company's primary investment activities involved the purchase and sale of available-for-sale investments and an advance to affiliate (Note 5).

      During the first six months of 1999, the Company's financing activities used $3,886,000 of cash, principally for the purchase of Company common stock in open market and negotiated transactions, pursuant to authorizations by its Board of Directors. Of the total purchased, 250,000 shares of its common stock were purchased from Thermo Electron for an aggregate market value of $2,227,000.
Thermo Electron had previously acquired these shares through open market purchases. As of July 3, 1999, the Company had a remaining authorization to purchase $3,402,000 of Company common stock in open market or negotiated transactions through March 16, 2000. Any such purchases are funded from working capital.

      The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 or September 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of July 3, 1999, there were 4,715,000 redemption rights outstanding and only 3,875,650 shares of Company common stock held by persons other than Thermo Electron, Thermo Fibertek, or the Company.

      During the remainder of 1999, the Company plans to make expenditures for property, plant, and equipment of approximately $500,000. In addition, the Company may make capital expenditures for the construction of additional fiber-recovery and water-clarification facilities. Construction of fiber-recovery and water-clarification facilities is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to process the mills' papermaking byproducts. There is no assurance that the Company will be able to obtain such additional contracts. The Company anticipates that it will require significant amounts of cash for any construction of its fiber-recovery and water-clarification facilities. The
Company will seek to finance any construction of such facilities through a combination of internal funds, additional debt financing, and/or borrowings from Thermo Fibertek and Thermo Electron, although there is no agreement with Thermo
Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements until September 2000, when the Company's redemption rights become exercisable. The Company's liquidity could be adversely affected by the redemption that may occur in the third quarter of 2000.

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


Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and noninformation technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical noninformation technology systems. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or noninformation technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades to its critical noninformation technology systems are needed. The Company is currently upgrading or replacing its material noncompliant information technology systems, and the majority of this process was complete as of July 3, 1999. The Company expects that all of its material information technology systems and critical noninformation technology systems will be year 2000 compliant by October 1999.

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

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems, facilities, and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had not incurred any material expenses to third parties
(external costs) related to year 2000 issues as of July 3, 1999, and the total external costs of year 2000 remediation are not expected to be material. Year
2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems staff.


Year 2000 (continued)

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

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

      The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman
Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of July 3, 1999, the Company had expended
$5,275,000 of such net proceeds for the purchase of property, plant, and equipment, including $3,573,000 for the construction of a water-clarification and fiber-recovery facility. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of July 3, 1999, remaining net proceeds of $45,177,000 were invested directly with persons other than Affiliates and $5,329,000 were invested pursuant to a cash management agreement with Thermo
Electron.


Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders reelected six incumbent directors to a one-year term expiring in 2000. The directors reelected at the meeting were: Ms. Anne T. Barrett, Mr. Francis L.
McKone, Dr. Yiannis A. Monovoukas, Mr. Jonathan W. Painter, Mr. William A.
Rainville, and Mr. Roger D. Wellington. Each director received 14,336,914 shares voted in favor of his or her election and 3,100 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1999.

                                                          THERMO FIBERGEN INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement, and Loan Agreement
               dated as of June 1, 1999, between the Registrant and Thermo Electron.

10.2           Amended and Restated Directors Stock Option Plan of the Registrant.

10.3 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.4           Amended and Restated Equity Incentive Plan of the Registrant.

27             Financial Data Schedule.
