Form 10-Q
period 1999-10-02
THERMO FIBERGEN INC
filed 1999-11-05
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                     Outstanding at October 29, 1999
   Common Stock, $.01 par value                      14,243,300

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,  January 2,
(In thousands)                                                                            1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                             $    37     $ 6,748
 Advance to affiliate (Note 5)                                                           6,658           -
 Available-for-sale investments, at quoted market                                       46,246      48,206
   value (amortized cost of $46,354 and $48,210)
 Accounts receivable, less allowance of $30                                              1,756       1,188
 Inventories:
   Raw materials and supplies                                                              230         151
   Finished goods                                                                          343         334
 Prepaid income taxes and other current assets                                             421         366
 Due from parent company and affiliated companies                                          372         300
                                                                                       -------     -------

                                                                                        56,063      57,293
                                                                                       -------     -------

Property, Plant, and Equipment, at Cost                                                 11,326      11,175
 Less:  Accumulated depreciation and amortization                                        3,002       2,250
                                                                                       -------     -------

                                                                                         8,324       8,925
                                                                                       -------     -------

Other Assets                                                                               740         802
                                                                                       -------     -------

Cost in Excess of Net Assets of Acquired Company                                         3,920       4,096
                                                                                       -------     -------

                                                                                       $69,047     $71,116
                                                                                       =======     =======



                              THERMO FIBERGEN INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                      $   602     $  327
 Accrued payroll and employee benefits                                                     373        325
 Accrued income taxes                                                                      575          -
 Other accrued liabilities                                                               1,577        732
 Common stock subject to redemption ($60,116 redemption value),                         59,073          -
   4,715,000 shares issued and outstanding
                                                                                       -------     ------

                                                                                        62,200      1,384
                                                                                       -------     ------

Deferred Income Taxes                                                                      230        230
                                                                                       -------     ------

Common Stock Subject to Redemption ($60,116 redemption value),                               -     58,260
 4,715,000 Shares Issued and Outstanding

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                               100        100
   10,000,000 shares issued
 Capital in excess of par value                                                         11,145     11,145
 Retained earnings                                                                          50          -
 Treasury stock at cost, 471,700 shares                                                 (4,609)         -
 Accumulated other comprehensive items (Note 2)                                            (69)        (3)
                                                                                       -------     ------

                                                                                         6,617     11,242
                                                                                       -------     ------

                                                                                       $69,047    $71,116
                                                                                       =======    =======

















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $ 2,266     $1,124
                                                                                       -------     ------

Costs and Operating Expenses:
 Cost of revenues                                                                        1,328        688
 Selling, general, and administrative expenses                                             781        739
 Research and development expenses                                                         331        342
                                                                                       -------     ------

                                                                                         2,440      1,769
                                                                                       -------     ------

Operating Loss                                                                            (174)      (645)

Interest Income                                                                            678        770
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                   504        125
Provision for Income Taxes                                                                 202         50
                                                                                       -------     ------

Net Income                                                                             $   302     $   75
                                                                                       =======     ======

Earnings per Share (Note 3):
 Basic                                                                                 $   .02     $  .01
                                                                                       =======     ======

 Diluted                                                                               $   .02     $    -
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,307     14,715
                                                                                       =======     ======

 Diluted                                                                                14,959     17,174
                                                                                       =======     ======

















The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $ 6,593     $3,784
                                                                                       -------     ------

Costs and Operating Expenses:
 Cost of revenues                                                                        3,667      2,280
 Selling, general, and administrative expenses                                           2,518      2,427
 Research and development expenses                                                         990      1,162
                                                                                       -------     ------

                                                                                         7,175      5,869
                                                                                       -------     ------

Operating Loss                                                                            (582)    (2,085)

Interest Income                                                                          2,021      2,414
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 1,439        329
Provision for Income Taxes                                                                 576        132
                                                                                       -------     ------

Net Income                                                                             $   863     $  197
                                                                                       =======     ======

Earnings per Share (Note 3):
 Basic                                                                                 $   .06     $  .01
                                                                                       =======     ======

 Diluted                                                                               $   .05     $  .01
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,451     14,715
                                                                                       =======     ======

 Diluted                                                                                15,730     16,688
                                                                                       =======     ======

















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $    863    $   197
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         989        815
     Changes in current accounts:
       Accounts receivable                                                                (568)      (118)
       Inventories                                                                         (88)        23
       Other current assets                                                                (16)       (63)
       Accounts payable                                                                    275        (30)
       Other current liabilities                                                         1,002         81
     Other                                                                                   -        130
                                                                                      --------    -------

        Net cash provided by operating activities                                        2,457      1,035
                                                                                      --------    -------

Investing Activities:
 Purchases of available-for-sale investments                                           (61,825)   (51,225)
 Proceeds from sale and maturities of available-for-sale investments                    62,827     43,961
 Advances to affiliate, net (Note 5)                                                    (6,658)         -
 Purchases of property, plant, and equipment                                              (469)    (4,017)
 Other                                                                                     854         84
                                                                                      --------    -------

        Net cash used in investing activities                                           (5,271)   (11,197)
                                                                                      --------    -------

Financing Activities:
 Purchases of Company common stock                                                      (1,598)         -
 Purchases of Company common stock from Thermo Electron                                 (2,227)         -
 Change in due from parent company and affiliated companies                                (72)      (143)
                                                                                      --------    -------

        Net cash used in financing activities                                           (3,897)      (143)
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (6,711)   (10,305)
Cash and Cash Equivalents at Beginning of Period                                         6,748     21,752
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $     37    $11,447
                                                                                      ========    =======









The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1999 and 1998, the Company had comprehensive income of $263,000 and $80,000, respectively. During the first nine months of 1999 and 1998, the Company had comprehensive income of $797,000 and $180,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended     Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $  302     $    75     $  863     $   197
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,307      14,715     14,451      14,715
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .02     $   .01     $  .06     $   .01
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $  302     $    75     $  863     $   197
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          14,307      14,715     14,451      14,715
Effect of:
 Redemption rights                                                  610       2,459      1,257       1,972
 Stock options                                                       42           -         22           1
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             14,959      17,174     15,730      16,688
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .02     $     -     $  .05     $   .01
                                                                 ======     =======     ======     =======


3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 20,000 of such options outstanding, with an exercise price of $12.75 per share.

4.     Business Segment Information

                                                                Three Months Ended     Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Cellulose-based Products                                        $1,922     $   904     $5,558     $ 3,564
 Fiber-recovery and Water-clarification Services                    344         220      1,035         220
                                                                 ------     -------     ------     -------

                                                                 $2,266     $ 1,124     $6,593     $ 3,784
                                                                 ======     =======     ======     =======

Income Before Provision for Income Taxes:
 Cellulose-based Products                                        $  277     $   (56)    $  797     $    17
 Fiber-recovery and Water-clarification Services                   (451)       (589)    (1,379)     (2,102)
                                                                 ------     -------     ------     -------

 Total operating loss                                              (174)       (645)      (582)     (2,085)
 Interest income                                                    678         770      2,021       2,414
                                                                 ------     -------     ------     -------

                                                                 $  504     $   125     $1,439     $   329
                                                                 ======     =======     ======     =======

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

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at October 2, 1999.

6.    Subsequent Event

      In October 1999, the Company agreed to transfer $2.2 million in cash to a newly formed subsidiary for the acquisition of capital equipment and technology related to the development of thermoplastic composites based on byproducts from the papermaking process. The seller of these assets will receive an initial payment of $500,000; future payments aggregating $1,700,000, if certain conditions are met; and a 49% equity interest in the subsidiary, creating a joint venture that plans to produce, market, and sell thermoplastic composites.
The Company also agreed to transfer an additional $1.0 million in cash to the subsidiary for purchases of capital equipment. To the extent that such


6.    Subsequent Event (continued)

funds are not used for capital equipment purchases by April 2001, they will be remitted to the seller as additional consideration for the acquired assets. The
Company has options to acquire the 49% equity interest not owned by the Company, exercisable during the months of October 2001, October 2002, or October 2003, for pre-established multiples of the joint venture's pre-tax earnings.

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

Overview

      The Company organizes and manages its business by individual functional operating entity. The Company's two operating entities constitute the Company's business segments: Fiber-recovery and Water-clarification Services and Cellulose-based Products. The Fiber-recovery and Water-clarification Services segment currently owns and operates a plant that helps pulp and paper mills improve product quality, reduce costs, and close the loop in their water and solids systems on a long-term contract basis, and this segment intends to design, build, own, and operate additional plants. The plants recover and return to the mill long cellulose fiber and clarified water to be reused in papermaking. In July 1998, the Company completed construction of, and began operating, its first fiber-recovery and water-clarification facility, providing clean water and long fiber to a mill under a ten-year contract.

      The Cellulose-based Products segment, which consists of the Company's
GranTek subsidiary, employs patented technology to produce absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gransorb(TM) oil and grease absorbents, and PaPurr(TM) (pronounced
"paper") cat box filler. Biodac(R) is used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. Products under development include natural-fiber-based plastic composites and controlled-release granules for carrying fertilizers.

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


Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues increased to $2,266,000 in the third quarter of 1999 from $1,124,000 in the third quarter of 1998, due to increased revenues at both the Cellulose-based Products segment and the Fiber-recovery and Water-clarification
Services segment. Revenues at the Cellulose-based Products segment increased principally due to increased demand for Biodac from its largest customer, as well as increased sales of its cat box filler product, which was introduced in the third quarter of 1998. Revenues at the Fiber-recovery and Water-clarification Services segment increased due to the inclusion for the full
1999 period of revenues from its fiber-recovery and water-clarification facility, which began operations in July 1998.

      The gross profit margin increased to 41% in the third quarter of 1999 from 39% in the third quarter of 1998. In 1998, the gross profit margin at the Cellulose-based Products segment was reduced by additional costs associated with the introduction of its cat box filler product.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 34% in the third quarter of 1999 from 66% in the third quarter of 1998, principally due to an increase in revenues at both segments.

      Research and development expenses were relatively unchanged at $331,000 in the third quarter of 1999 and $342,000 in the third quarter of 1998.

      Interest income decreased to $678,000 in the third quarter of 1999 from $770,000 in the third quarter of 1998, principally as a result of a decrease in average invested balances. Average invested balances decreased primarily due to the use of cash to fund purchases of Company common stock during 1999.

      The effective tax rate was 40% in the third quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues increased to $6,593,000 in the first nine months of 1999 from $3,784,000 in the first nine months of 1998. The increase in revenues was primarily at the Cellulose-based Products segment, as a result of increased demand for Biodac from its largest customer, as well as increased sales of its cat box filler product, which was introduced in the third quarter of 1998.
Revenues increased at the Fiber-recovery and Water-clarification Services segment due to the inclusion of revenues for the full 1999 period from its fiber-recovery and water-clarification facility, which began operations in July
1998.

      The gross profit margin increased to 44% in the first nine months of 1999 from 40% in the first nine months of 1998, primarily at the Fiber-recovery and Water-clarification Services segment due to the inclusion of higher-margin revenues from its fiber-recovery and water-clarification facility. The gross profit margin increased at the Cellulose-based Products segment, primarily because the 1998 gross profit margin was reduced due to both the effect of a decrease in production volume resulting from necessary shutdowns of the GranTek manufacturing plant while emptying inventory storage tanks and, to a lesser extent, additional costs in 1998 associated with the introduction of its cat box filler product.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 38% in the first nine months of 1999 from 64% in the first nine months of 1998, principally due to an increase in revenues at both segments.


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

      Research and development expenses decreased to $990,000 in the first nine months of 1999 from $1,162,000 in the first nine months of 1998, primarily due to a reduction in expenditures related to the development of the fiber-recovery process at the Fiber-recovery and Water-clarification Services segment.

      Interest income decreased to $2,021,000 in the first nine months of 1999 from $2,414,000 in the first nine months of 1998, principally as a result of a decrease in average invested balances. Average invested balances decreased primarily due to the use of cash to fund the construction of the Company's fiber-recovery and water-clarification facility, completed in July 1998, and to fund purchases of Company common stock during 1999.

      The effective tax rate was unchanged at 40% in the first nine months of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes.

Liquidity and Capital Resources

      The Company had negative working capital of $6,137,000 at October 2, 1999, compared with working capital of $55,909,000 at January 2, 1999. Working capital decreased $59,073,000 due to the reclassification of common stock subject to redemption to current liabilities. Included in working capital at October 2, 1999, are cash, cash equivalents, and available-for-sale investments of $46,283,000, compared with $54,954,000 at January 2, 1999. In addition, the
Company had $6,658,000 invested in an advance to affiliate at October 2, 1999.
Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note 5), which became effective June 1,
1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      During the first nine months of 1999, $2,457,000 of cash was provided by operating activities. An increase in accounts receivable used $568,000 of cash, primarily due to higher revenues. An increase in other current liabilities provided $1,002,000 of cash, primarily due to an increase in accrued income taxes.

      During the first nine months of 1999, the Company's primary investment activities involved the purchase, sale, and maturity of available-for-sale investments and advances to affiliate (Note 5).

      During the first nine months of 1999, the Company's financing activities used $3,897,000 of cash, principally for the purchase of Company common stock in open market and negotiated transactions, pursuant to authorizations by its Board of Directors. As of October 2, 1999, the Company had a remaining authorization to purchase $2,618,000 of Company common stock in open market or negotiated transactions through March 16, 2000. Any such purchases will be funded from working capital. At October 2, 1999, the Company had accrued $784,000 for shares of Company common stock that were purchased during the third quarter of 1999 for which settlement occurred in the following quarter.

      The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 or September 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of October 2, 1999, there were 4,715,000 redemption rights outstanding and only 3,807,450 shares of Company common stock held by persons other than Thermo Electron, Thermo Fibertek Inc., or the Company.

      In October 1999, the Company agreed to transfer $2.2 million in cash to a newly formed subsidiary for the acquisition of capital equipment and technology related to the development of thermoplastic composites based on byproducts from the papermaking process. The seller of these assets will receive an initial payment of $500,000; future payments aggregating $1,700,000, if certain conditions are met; and a 49% equity interest in the subsidiary, creating a joint venture that plans to produce, market, and sell thermoplastic composites.
The Company also agreed to transfer an additional $1.0 million in cash to the subsidiary for purchases of capital equipment. To the extent that such



Liquidity and Capital Resources (continued)

funds are not used for capital equipment purchases by April 2001, they will be remitted to the seller as additional consideration for the acquired assets. The
Company has options to acquire the 49% equity interest not owned by the Company, exercisable during the months of October 2001, October 2002, or October 2003, for pre-established multiples of the joint venture's pre-tax earnings.

      During the remainder of 1999, the Company plans to make expenditures for property, plant, and equipment of approximately $1,300,000. In addition, the Company may make capital expenditures for the construction of additional fiber-recovery and water-clarification facilities. Construction of fiber-recovery and water-clarification facilities is dependent upon the Company entering into long-term contracts with paper mills, under which the Company will charge fees to process the mills' papermaking byproducts. There is no assurance that the Company will be able to obtain such additional contracts. The Company anticipates that it will require significant amounts of cash for any construction of its fiber-recovery and water-clarification facilities. The
Company will seek to finance any construction of such facilities through a combination of internal funds, additional debt financing, and/or borrowings from Thermo Fibertek and Thermo Electron, although there is no agreement with Thermo
Fibertek or Thermo Electron under which such parties would be obligated to lend funds to the Company. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements until September 2000, when the Company's redemption rights become exercisable. The Company's liquidity will be materially adversely affected if the redemption of its common stock occurs in the third quarter of 2000.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and noninformation technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical noninformation technology systems. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or noninformation technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations, the Company does not believe that any material upgrades to its critical noninformation technology systems are needed. The Company is currently upgrading or replacing its material noncompliant information technology systems, and the majority of this process was complete as of October 2, 1999. The Company expects that all of its material information technology systems and critical noninformation technology systems will be year 2000 compliant by the end of November 1999.

      The Company believes that all of its current material products are not date sensitive and should not be affected by year 2000 issues.



Year 2000 (continued)

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers, vendors, and customers that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. To date, no significant supplier, vendor, or customer has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The
Company has substantially completed its assessment of third-party risk, and has determined the impact on the Company of any third-party risk on the part of its suppliers and vendors to be minimal.

Contingency Plan

      The Company has developed a contingency plan that the Company expects will allow its primary business operations to continue despite disruptions due to year 2000 problems. The plan includes identifying and securing alternate suppliers, increasing inventories, and securing alternate sources of power generation, among other things. As the Company continues to evaluate the year
2000 readiness of its business systems, facilities, and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had not incurred any material expenses to third parties
(external costs) related to year 2000 issues as of October 2, 1999, and the total external costs of year 2000 remediation are not expected to be material.
Year 2000 costs are funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems staff.

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

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

      The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right, which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman
Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of October 2, 1999, the Company had expended $5,283,000 of such net proceeds for the purchase of property, plant, and equipment, including $3,573,000 for the construction of a water-clarification and fiber-recovery facility. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of October 2, 1999, remaining net proceeds of $43,840,000 were invested directly with persons other than Affiliates and $6,658,000 were invested pursuant to a cash management arrangement with Thermo Electron.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1999.

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
