Form 10-K
period 2000-01-01
THERMO FIBERGEN INC
filed 2000-03-21
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                      Commission file number 1-12137

                                           THERMO FIBERGEN INC.
                          (Exact name of Registrant as specified in its charter)

Delaware                                         04-3311544
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

8 Alfred Circle
Bedford, Massachusetts                                             01730
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $42,148,000.

As of January 28, 2000, the Registrant had 14,160,600 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000, are incorporated by reference into
Part III.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Fibergen Inc. (the Company or the Registrant) operates in two business segments: Fiber-recovery and Water-clarification Services and Cellulose-based Products. The Fiber-recovery and Water-clarification Services segment designs, builds, owns, and operates plants to help pulp and paper mills improve product quality, reduce costs, and close the loop in their water and solids systems on a long-term contract basis. The Company currently owns and operates one such plant in South Carolina, which it began operating in July 1998 under a ten-year contract.

      The Cellulose-based Products segment includes the Company's GranTek subsidiary, which employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) inert carriers for agricultural crop protection chemicals, Gran-sorb(TM) oil and grease absorbents, PaPurr(TM) cat box fillers, and FiberRest(TM) animal bedding. In addition, in October 1999, the Company established a subsidiary, NEXT Fiber Products Inc., to develop, produce, and market fiber-based composites primarily for the building industry. The Company is currently finalizing development of the composites material and expects to complete construction of and begin operating the composites manufacturing facility, located in Green Bay, Wisconsin, during 2000.

      The Company was incorporated in Delaware in February 1996 as a wholly owned subsidiary of Thermo Fibertek Inc. Thermo Fibertek is a 91%-owned subsidiary of Thermo Electron Corporation. On January 31, 2000, Thermo Electron announced that, as part of a major reorganization, it plans to spin off its equity interest in Thermo Fibertek as a dividend to Thermo Electron shareholders. Under the plan, the Company will remain a majority-owned subsidiary of Thermo Fibertek.

      In September 1996, the Company sold 4,715,000 units, each unit consisting of one share of Company common stock and one redemption right, in an initial public offering at $12.75 per unit. The common stock and redemption rights subsequently began trading separately. Holders of a redemption right have the option to require the Company to redeem one share of Thermo Fibergen common stock at $12.75 per share in September 2000 or September 2001, for a total redemption value of $60,116,000. A redemption right may only be exercised if the holder owns a share of Company common stock at that time. As of January 1, 2000, there were 4,715,000 redemption rights outstanding and only 3,725,500 shares of Company common stock held by persons other than Thermo Electron or Thermo Fibertek. In addition, Thermo Electron, Thermo Fibertek, and/or the Company may acquire additional shares of the Company's common stock in the open market, and there can be no assurance that the Company will issue additional shares of its common stock through the exercise of employee stock options or other transactions. To the extent that the number of redemption rights exceeds the number of shares of common stock held by persons other than Thermo Electron or Thermo Fibertek, the Company will not be required to redeem the total redemption value. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of January 1, 2000, Thermo Fibertek owned 10,419,350 shares of the Company's common stock, representing 74% of such outstanding common stock. As of January 1, 2000, Thermo Electron owned 15,750 shares of Company common stock, representing 0.1% of such outstanding common stock.

      Thermo Fibertek develops, manufactures, and markets a range of equipment and products for the pulp and paper recycling industries. Thermo Electron develops, manufactures, and sells measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, Thermo Electron's powerful analysis technologies help researchers sift through data to unlock the mysteries of DNA or develop new drugs; allow manufacturers to fabricate ever-smaller components required to carry greater amounts of information, faster; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999* Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 9 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Fiber-recovery and Water-clarification Services

      Through its Fiber-recovery and Water-clarification Services segment, the Company designs, builds, owns, and operates plants to help pulp and paper mills improve product quality, reduce costs, and close the loop in their water and solids systems on a long-term contract-basis. The Company currently owns and operates one such plant in South Carolina, which it began operating in July 1998 under a ten-year contract. The Company's facility generally operates 24 hours a day, seven days a week. The paper mill pumps its used process water directly into the Company's system. The facility recovers and returns long fiber to the mill and clarifies water, which is recycled for reuse in the papermaking process. The paper mill pays the Company a monthly fee for these services.

Cellulose-based Products

      The Company's GranTek subsidiary employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, PaPurr(TM) (pronounced "paper") cat box filler, and FiberRest(TM) animal bedding.

      Biodac(R) is used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. Gran-sorb is currently being sold throughout the Midwest. PaPurr, which is offered in conventional and clumping formulations as an alternative to clay, is now available in more than 3,000 stores throughout the U.S. and Canada. The Company is working to further expand distribution through mass merchandisers and specialty pet stores. The Company's recently introduced FiberRest animal bedding is a highly absorbent granular product made from paper fibers, clay, and lime. FiberRest is available throughout Southern Ohio, North/Central Kentucky, and Southeastern Indiana. Products under development include controlled-release granules for carrying fertilizers.

      In October 1999, the Company formed a subsidiary, NEXT Fiber Products Inc., to develop, produce, and market fiber-based composites. The Company is currently finalizing development of fiber-based composite products and is constructing a facility in Green Bay, Wisconsin, to manufacture such products.
--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

      (ii) and (xi) New Products; Research and Development

      The Company continues research and development efforts to develop high-value products using materials recovered from papermaking byproducts, including controlled-release granules for crop-protection chemicals and fertilizers, as well as new, cellulose-fiber-based composites for plastic lumber and other applications.

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

      Research and development expenses for the Company were $1,385,000, $1,454,000, and $1,877,000 in 1999, 1998, and 1997, respectively.

      (iii)         Raw Materials

      The raw material used in the manufacture of GranTek's cellulose-based products is obtained from a single paper mill. The mill has the exclusive right to supply papermaking byproducts to the Company's existing granulation plant in Green Bay, Wisconsin, under a contract that expires in December 2001, subject to successive mutual two-year extensions. Although the Company believes that its relationship with the mill is good, no assurance can be given that the mill will agree to renew the contract upon its termination. The inability of the Company to obtain papermaking byproducts from this paper mill would have a material adverse effect upon the Company's operations.

      During 1998, the Company entered into a five-year contract with a supplier to purchase all necessary chemicals used in conjunction with certain equipment for the processing of papermaking byproducts at its fiber-recovery and water-clarification facility located in South Carolina. The contract expires in July 2003.

      During 1998, the Company entered into a contract with a supplier to purchase all natural gas requirements and natural gas management services that are used by its GranTek subsidiary from the supplier through October 2000. The Company has the option to enter into forward contracts with the supplier to purchase specified quantities of natural gas at the then-current posted price through specified future dates.

      (iv)          Patents, Licenses, and Trademarks

      The Company currently holds several U.S. patents, expiring at various dates ranging from 2004 to 2016, relating to various aspects of the processing of cellulose-based granular materials and the use of such materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and cat box filler markets. The Company also has foreign counterparts to its U.S. patents in Canada and in various European countries, and has additional patents pending in Canada and certain European countries.

      The Company has filed several U.S. patent applications for various products and processes relating to papermaking byproducts and expects to file additional patent applications in the future. In addition, Thermo Fibertek holds two U.S. patents relating to the "scalping" technology, which is an important component of the Company's fiber-recovery system, that expire in 2011 and 2014. Although the Company has licensed the technology covered by Thermo Fibertek's patents for use in pulp and paper industry applications, the Company does not itself hold any patents or patent applications with respect to its fiber-recovery and water-clarification system.

      The Company has granted a company a nonexclusive license under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil- and grease-absorption and cat box filler markets.

      (v)           Seasonal Influences

Fiber-recovery and Water-clarification Services

      Not applicable.

Cellulose-based Products

      Revenues from the Cellulose-based Products segment are principally from sales in the agricultural-carrier market. The Company's primary customers in this market, chemical formulators, typically purchase carriers during the winter and spring for the cultivation and planting season. As a result, the Company earns a disproportionately high share of its revenues from its agricultural-carrier products during the first two quarters of the year. The Company believes that its entrance into the oil and grease absorption, cat box filler, animal bedding, and international agricultural row-crop markets, if successful, may mitigate the seasonality of the Company's sales.

      (vi)          Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii)         Dependency on a Single Customer

      Revenues from Scotts Company, which acquired The Solaris Group in January 1999, accounted for 43%, 34%, and 54% of the Company's total revenues in 1999, 1998, and 1997, respectively. Revenues from Rhone-Poulenc AG Company accounted for 10%, 14%, and 15% of the Company's total revenues in 1999, 1998, and 1997, respectively. Revenues from American Cyanamid Company accounted for 11%, 16%, and 14% of the Company's total revenues in 1999, 1998, and 1997, respectively. Revenues from LinPac (previously Somerset Paper), the customer for which the Company is providing fiber-recovery and water-clarification services, accounted for 16% and 11% of revenues in 1999 and 1998.

      (viii)        Backlog

      The backlog of firm orders in the Company's Cellulose-based Products segment was $799,000 as of January 1, 2000, and $419,000 as of January 2, 1999. The Company believes that substantially all of the backlog at January 1, 2000, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee. In addition, the Fiber-recovery and Water-clarification Services segment has a ten-year contract to provide clean water and long fiber to a mill. The contract may be canceled by either party within six months after the end of the fourth year of the contract, or by the paper mill with one year's notice thereafter, if certain benefits or profitability levels are not achieved. See Note 8 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders for other terms and conditions of the contract. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (ix)          Government Contracts

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

      NEXT Fiber Products will compete in the plastic lumber segment of the building and construction industry, primarily with companies such as Trex Company, Inc. and U.S. Plastic Lumber.

      As the Company attempts to develop new markets for the components of the papermaking byproducts it processes, the Company will encounter competition from established companies within those markets. Some of these competitors may have substantially greater financial, marketing, and other resources than those of the Company, and the Company expects that such competition may be intense. The Company believes that in the absorbing-products industry price is a significant competitive factor and therefore expects that the demand for the Company's products in such markets will be significantly influenced by the Company's prices for such products.

      (xii)         Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection laws may materially affect the Company's capital expenditures, earnings, and competitive position. Federal, state, and local environmental laws govern air emissions and discharges into water, as well as the generation, transportation, storage, treatment, and disposal of solid waste. These laws establish standards governing most aspects of the construction and operation of the Company's facilities. Additional information required under this heading is included in the section labeled "Environmental and Regulatory Risks" under "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

      (xiii)        Number of Employees

      As of January 1, 2000, the Company employed 47 people. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

(d)   Financial Information About Geographic Areas

      Not applicable.

(e)   Executive Officers of the Registrant

        Name                       Age   Present Title (Fiscal Year First Became Executive Officer)
        -------------------------  ---   ---------------------------------------------------------

        Dr. Yiannis A. Monovoukas  39    President and Chief Executive Officer (1996)
        Theo Melas-Kyriazi         40    Chief Financial Officer (1998)
        Paul F. Kelleher           57    Chief Accounting Officer (1996)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal.  Dr. Monovoukas has been President and Chief Executive Officer of the Company since its incorporation in February 1996.  Dr. Monovoukas was a Corporate Business Analyst at Thermo Electron from July 1995 through February 1996.  From 1993 through
June 1995, Dr. Monovoukas was a graduate student at the Harvard Business School.  From 1990 until 1993, he was a staff scientist and engineer with Raychem Corporation, a materials science company, which he joined upon completion of a Ph.D. program in chemical engineering at Stanford University.  Mr.
Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1,
1999.  He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988.  He was named President and Chief Executive Officer of ThermoSpectra Corporation, a subsidiary of Thermo
Instrument Systems Inc., in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998.  Mr. Melas-Kyriazi remains a Vice President of Thermo Electron.  Mr.
Kelleher has held a comparable position for at least five years with Thermo Electron.  Mr. Melas-Kyriazi and Mr. Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the
Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any leases are not extended. The location and general character of the Company's principal properties by segment as of January 1, 2000, are:

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



Cellulose-based Products

      The Company owns approximately 3.3 acres of land in Green Bay, Wisconsin, on which its 26,000-square foot processing plant is situated. In addition, the Company leases a 21,000-square foot packaging plant under a lease that expires in January 2001, a 30,000-square foot processing plant in Green Bay, Wisconsin, under a lease that expires in December 2004, and a 14,000-square foot test facility in Columbus, Indiana, under a lease that expires in December 2000.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) Information concerning the market and market price for the Registrant's common equity securities and redemption rights and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

(b)   The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996.  The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer &
      Co., Inc.  The aggregate gross proceeds of the offering were $60,116,250.  The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the
      Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo
      Electron for certain corporate services rendered in connection with the offering.  The Company's net proceeds from the offering were $55,781,000.  As of January 1, 2000, the Company had expended
      $5,924,000 of such net proceeds for the purchase of property, plant, and equipment, including
      $3,573,000 for the construction of a water-clarification and fiber-recovery facility.  The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments.  As of January 1, 2000, remaining net proceeds of
      $44,770,000 were invested directly with persons other than Affiliates and $5,087,000 were invested in an advance with Thermo Electron.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

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

       List of Financial Statements and Schedules Referenced in this Item 14

       Information incorporated by reference from Exhibit 13 filed herewith:

          Consolidated Statement of Income
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Consolidated Statement of Comprehensive Income and Shareholders'
               Investment
          Notes to Consolidated Financial Statements
          Report of Independent Public Accountants

       Financial Statement Schedules filed herewith:

       All schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)    Reports on Form 8-K

       None.

(c)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 2000          THERMO FIBERGEN INC.


                               By: /s/ Yiannis A. Monovoukas
                                   Yiannis A. Monovoukas
                                   President, Chief Executive Officer, and
                                        Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 21, 2000.

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

 4.1           Form of Guarantee of Thermo Electron Corporation (filed as Exhibit 4.1 to the
               Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

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

10.6           Amended and Restated Master Guarantee Reimbursement and Loan
               Agreement dated as of December 8, 1997, between Thermo Fibertek and the Company (filed as Exhibit 10.8 to the Registrant's Annual
               Report on Form 10-K for the year ended January 3, 1998 [File No.
               1-12137] and incorporated herein by reference).

10.7           Lease dated as of April 12, 1996, by and between Al and Lee
               Realty and the Company (filed as Exhibit 10.9 to the Registrant's
               Registration Statement on Form S-1 [Reg. No.
               333-07585] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

10.8           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1,
               1999, between the Registrant and Thermo Electron (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-12137] and incorporated herein by reference).

10.9           Amended and Restated Equity Incentive Plan of the Registrant
               (filed as Exhibit 10.4 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 3, 1999 [File No. 1-12137] and incorporated herein by reference).

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

10.10          Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-12137] and incorporated herein by reference).

10.11          Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-12137] and incorporated herein by reference).

10.12          Form of Indemnification Agreement for Officers and Directors of the Company (filed as
               Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585]
               and incorporated herein by reference).

10.13          Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit
               10.14 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998
               [File No. 1-12137] and incorporated herein by reference).

13             Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.