Form 10-Q
period 2000-04-01
THERMO FIBERGEN INC
filed 2000-05-11
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
          ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class                     Outstanding at April 28, 2000
  Common Stock, $.01 par value               14,170,100

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  January 1,
(In thousands)                                                                            2000      2000
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents                                                             $   210     $    51
 Advance to affiliate                                                                   12,262       5,087
 Available-for-sale investments, at quoted market                                       36,180      46,405
   value (amortized cost of $36,226 and $46,470)
 Accounts receivable, less allowance of $30                                              2,405       1,164
 Inventories:
   Raw materials and supplies                                                              324         364
   Finished goods                                                                          388         453
 Deferred tax asset and other current assets                                               209         197
 Due from parent company and affiliated companies                                          330         377
                                                                                       -------     -------

                                                                                        52,308      54,098
                                                                                       -------     -------

Property, Plant, and Equipment, at Cost                                                 14,114      13,308
 Less:  Accumulated depreciation and amortization                                        3,465       3,246
                                                                                       -------     -------

                                                                                        10,649      10,062
                                                                                       -------     -------

Other Assets                                                                             4,260       4,416
                                                                                       -------     -------

Cost in Excess of Net Assets of Acquired Company                                         3,803       3,862
                                                                                       -------     -------

                                                                                       $71,020     $72,438
                                                                                       =======     =======




                              THERMO FIBERGEN INC.
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  January 1,
(In thousands except share amounts)                                                       2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Accounts payable                                                                      $   624     $   920
 Accrued payroll and employee benefits                                                     294         385
 Accrued income taxes                                                                      356         290
 Other accrued liabilities                                                               1,046       2,326
 Common stock subject to redemption ($60,116 redemption value),                         59,615      59,344
   4,715,000 shares issued and outstanding                                             -------     -------

                                                                                        61,935      63,265
                                                                                       -------     -------

Deferred Income Taxes                                                                      512         512
                                                                                       -------     -------

Minority Interest                                                                        2,909       3,021
                                                                                       -------     -------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                               100         100
   10,000,000 shares issued
 Capital in excess of par value                                                         11,101      11,102
 Retained earnings                                                                           7           -
 Treasury stock at cost, 553,900 and 554,400 shares                                     (5,515)     (5,520)
 Accumulated other comprehensive items (Note 2)                                            (29)        (42)
                                                                                       -------     -------

                                                                                         5,664       5,640
                                                                                       -------     -------

                                                                                       $71,020     $72,438
                                                                                       =======     =======


















The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $ 2,733     $2,074
                                                                                       -------     ------

Costs and Operating Expenses:
 Cost of revenues                                                                        1,666      1,110
 Selling, general, and administrative expenses                                           1,044        878
 Research and development expenses                                                         326        305
                                                                                       -------     ------

                                                                                         3,036      2,293
                                                                                       -------     ------

Operating Loss                                                                            (303)      (219)

Interest Income                                                                            655        683
                                                                                       -------     ------

Income Before Provision for Income Taxes and Minority Interest                             352        464
Provision for Income Taxes                                                                 186        185
Minority Interest Income                                                                  (112)         -
                                                                                       -------     ------

Net Income                                                                             $   278     $  279
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .02     $  .02
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,161     14,668
                                                                                       =======     ======

 Diluted                                                                                14,537     16,741
                                                                                       =======     ======



















The accompanying notes are an integral part of these consolidated financial statements.



                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $    278    $   279
 Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                         457        329
     Minority interest income                                                             (112)         -
     Changes in current accounts:
       Accounts receivable                                                              (1,241)      (467)
       Inventories                                                                         105        (37)
       Other current assets                                                                (18)       (56)
       Accounts payable                                                                   (125)       198
       Other current liabilities                                                          (105)       221
     Other                                                                                  (4)         -
                                                                                      --------    -------

        Net cash provided by (used in) operating activities                               (765)       467
                                                                                      --------    -------

Investing Activities:
 Acquisition of capital equipment and technology                                        (1,200)         -
 Purchases of available-for-sale investments                                                 -    (25,325)
 Proceeds from maturities of available-for-sale investments                             10,244     33,170
 Advances to affiliate, net                                                             (7,175)         -
 Purchases of property, plant, and equipment                                            (1,000)      (113)
 Proceeds from sale of property, plant, and equipment                                        4          -
                                                                                      --------    -------

        Net cash provided by investing activities                                          873      7,732
                                                                                      --------    -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                          4          -
 Purchases of Company common stock from Thermo Electron                                      -     (2,227)
 Change in due from parent company and affiliated companies                                 47         74
                                                                                      --------    -------

        Net cash provided by (used in) financing activities                                 51     (2,153)
                                                                                      --------    -------

Increase in Cash and Cash Equivalents                                                      159      6,046
Cash and Cash Equivalents at Beginning of Period                                            51      6,748
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $    210    $12,794
                                                                                      ========    =======







The accompanying notes are an integral part of these consolidated financial statements.


                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, and the results of operations and cash flows for the three-month periods ended April 1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 2000 and 1999, the Company had comprehensive income of $291,000 and $290,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                        Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                                              $  278     $   279
                                                                                        ------     -------

Weighted Average Shares                                                                 14,161      14,668
                                                                                        ------     -------

Basic Earnings per Share                                                                $  .02     $   .02
                                                                                        ======     =======

Diluted
Net Income                                                                              $  278     $   279
                                                                                        ------     -------

Weighted Average Shares                                                                 14,161      14,668
Effect of:
 Redemption rights                                                                         324       2,071
 Stock options                                                                              52           2
                                                                                        ------     -------

Weighted Average Shares, as Adjusted                                                    14,537      16,741
                                                                                        ------     -------

Diluted Earnings per Share                                                              $  .02     $   .02
                                                                                        ======     =======



3.    Earnings per Share (continued)

      Options to purchase 20,000 and 432,500 shares of common stock were not included in the computation of diluted earnings per share for the first three months of 2000 and 1999, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would be antidilutive.

4.     Business Segment Information

                                                                                        Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Cellulose-based Products                                                                $2,364     $1,729
 Fiber-recovery and Water-clarification Services                                            369        345
                                                                                         ------     ------

                                                                                         $2,733     $2,074
                                                                                         ------     ------

Income Before Provision for Income Taxes and Minority Interest:
 Cellulose-based Products                                                                $  167     $  215
 Fiber-recovery and Water-clarification Services                                           (470)      (434)
                                                                                         ------     ------

 Total operating loss                                                                      (303)      (219)
 Interest income                                                                            655        683
                                                                                         ------     ------

                                                                                         $  352     $  464
                                                                                         ======     ======

5. Proposed Spin Off of Thermo Fibertek Inc.

      On January 31, 2000, Thermo Electron Corporation announced that, as part of a major reorganization plan, it plans to spin off its equity interest in Thermo Fibertek Inc. as a dividend to Thermo Electron shareholders. The distribution is subject to receipt of a favorable ruling from the Internal
Revenue Service regarding the tax treatment of the spin off, and other customary conditions. Under the plan, the Company will remain a majority-owned subsidiary of Thermo Fibertek. Thermo Electron will continue to guarantee the Company's obligation under its redemption rights following the spin off.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange
Commission.




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

      The Cellulose-based Products segment includes the Company's GranTek subsidiary, which employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, PaPurr(R)
(pronounced "paper") cat box filler, and FiberRest(TM) animal bedding. Biodac(R) is used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. Through its majority-owned NEXT Fiber Products Inc. subsidiary, formed in October 1999, the
Company intends to develop, produce, and market fiber-based composites primarily for the building industry. The Company is currently finalizing development of composites products and expects to complete construction of and begin operating the composites manufacturing facility, located in Green Bay, Wisconsin, during 2000.

      The Company currently intends to limit the pace and amount of its research and development so that its research and development expenditures will not exceed the interest income earned on its cash, cash equivalents, available-for-sale investments, and advance to affiliate, plus the Company's operating earnings, if any, before research and development expenses.

Results of Operations

First Quarter 2000 Compared With First Quarter 1999

      Revenues increased to $2,733,000 in the first quarter of 2000 from $2,074,000 in the first quarter of 1999. This increase was primarily in the Cellulose-based Products segment as a result of a $560,000 increase in sales of Biodac, principally due to increased demand from one of the Company's largest customers.

      The gross profit margin decreased to 39% in the first quarter of 2000 from 46% in the first quarter of 1999, primarily due to the inclusion of $150,000 of overhead costs at the fiber-based composites business.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 38% in the first quarter of 2000 from 42% in the first quarter of 1999, principally due to increased Cellulose-based Products revenues. Selling, general, and administrative expenses increased to $1,044,000 in 2000 from $878,000 in 1999, primarily due to the inclusion of approximately $250,000 of costs related to the fiber-based composites business. The Company expects that selling, general, and administrative expenses will increase as it expands its fiber-based composites business.

      Research and development expenses increased slightly to $326,000 in the first quarter of 2000 from $305,000 in the first quarter of 1999, primarily due to the inclusion of costs for the fiber-based composites business. The Company expects to increase its research and development expenses as it develops new products at its fiber-based composites business.

      Interest income decreased to $655,000 in the first quarter of 2000 from $683,000 in the first quarter of 1999, principally due to a decrease in average invested balances resulting primarily from the use of cash to fund purchases of Company common stock in 1999 and purchases of capital equipment by the Company's
NEXT Fiber Products subsidiary in late 1999 and early 2000.




First Quarter 2000 Compared With First Quarter 1999 (continued)

      The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, including increases in the associated valuation allowance, and certain nondeductible expenses.

      Minority interest income in 2000 represents the minority investor's share of losses in the Company's NEXT Fiber Products subsidiary.

Liquidity and Capital Resources

      The Company had negative working capital of $9,627,000 and $9,167,000 at April 1, 2000, and January 1, 2000, respectively. Included in working capital at
April 1, 2000, are cash, cash equivalents, and available-for-sale investments of $36,390,000, compared with $46,456,000 at January 1, 2000. In addition, the
Company had $12,262,000 and $5,087,000 invested in an advance to affiliate at April 1, 2000, and January 1, 2000, respectively.

      During the first quarter of 2000, $765,000 of cash was used by operating activities. An increase in accounts receivable used $1,241,000 of cash, primarily as a result of increased sales occurring late in the quarter at GranTek.

      During the first quarter of 2000, the Company's primary investment activities involved the maturity of available-for-sale investments and advances to affiliate. In addition, the Company used $1,000,000 for purchases of property, plant, and equipment, including $638,000 for the composites manufacturing facility. The Company's NEXT Fiber Products subsidiary used
$1,200,000 of cash to pay for the 1999 purchase of capital equipment and technology related to the development of fiber-based composites. The Company has a remaining obligation for this purchase of $500,000, which is included in other accrued liabilities in the accompanying April 1, 2000, balance sheet. The
Company has options to acquire the 49% equity interest in NEXT Fiber Products not owned by the Company, exercisable during the months of October 2001, 2002, or 2003, for pre-established multiples of NEXT Fiber Products' pre-tax earnings.

      The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 or September 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of April 1, 2000, there were 4,715,000 redemption rights outstanding and only 3,726,500 shares of Company common stock held by persons other than Thermo Electron or Thermo Fibertek Inc.

      During the remainder of 2000, the Company plans to make expenditures for property, plant, and equipment of approximately $900,000, including $600,000 at NEXT Fiber Products. The Company may make additional capital expenditures to expand its fiber-based composites business. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements until September 2000, when the Company's redemption rights become exercisable.
The Company's liquidity will be materially adversely affected if the redemption of its common stock occurs in the third quarter of 2000. Thermo Fibertek has committed to provide funding, through at least December 31, 2000, to enable the Company to maintain its operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in equity prices and interest rates has not changed materially from year-end 1999.



PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

      The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right, which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman
Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of April 1, 2000, the Company had expended $8,624,000 of such net proceeds for the purchase of property, plant, and equipment, including $3,573,000 for the construction of a water-clarification and fiber-recovery facility and $1,700,000 for the acquisition of capital equipment and technology related to the fiber-based composites business. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of April 1, 2000, remaining net proceeds of $34,895,000 were invested directly with persons other than Affiliates and $12,262,000 were invested pursuant to a cash management arrangement with Thermo Electron.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated
January 31, 2000, with respect to the proposed spinoff of Thermo Fibertek from Thermo Electron.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 2000.

                                  THERMO FIBERGEN INC.



                                  /s/ Theo Melas-Kyriazi
                                  Theo Melas-Kyriazi
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
------------------------------------------------------------------------------
   27          Financial Data Schedule.