Form 10-Q
period 2000-07-01
THERMO FIBERGEN INC
filed 2000-08-08
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
               ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-12137

                              THERMO FIBERGEN INC.
             (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of                                       04-3311544
incorporation or organization)              (I.R.S. Employer Identification No.)

8 Alfred Circle
Bedford, Massachusetts                                                     01730
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code: (781) 622-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                       Outstanding at July 28, 2000
      ----------------------------          ----------------------------
      Common Stock, $.01 par value                   14,172,600

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 1,  January 1,
(In thousands)                                                                            2000        2000
-----------------------------------------------------------------------------------    -------  ----------

Current Assets:
 Cash and cash equivalents                                                             $ 5,418     $    51
 Advance to affiliate                                                                   12,288       5,087
 Available-for-sale investments, at quoted market value
   (amortized cost of $31,420 and $46,470)                                              31,414      46,405
 Accounts receivable, less allowance of $30                                              1,164       1,164
 Inventories:
   Raw materials and supplies                                                              437         364
   Finished goods                                                                          656         453
 Deferred tax asset and other current assets                                               200         197
 Due from parent company and affiliated companies                                          342         377
                                                                                       -------     -------

                                                                                        51,919      54,098
                                                                                       -------     -------

Property, Plant, and Equipment, at Cost                                                 15,082      13,308
 Less:  Accumulated depreciation and amortization                                        3,718       3,246
                                                                                       -------     -------

                                                                                        11,364      10,062
                                                                                       -------     -------

Other Assets                                                                             4,104       4,416
                                                                                       -------     -------

Cost in Excess of Net Assets of Acquired Company                                         3,745       3,862
                                                                                       -------     -------

                                                                                       $71,132     $72,438
                                                                                       =======     =======


                              THERMO FIBERGEN INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 1,  January 1,
(In thousands except share amounts)                                                       2000        2000
-----------------------------------------------------------------------------------    -------  ----------

Current Liabilities:
 Accounts payable                                                                      $   515     $   920
 Accrued payroll and employee benefits                                                     340         385
 Accrued income taxes                                                                      299         290
 Other accrued liabilities                                                               1,146       2,326
 Common stock subject to redemption ($60,116 redemption value),
   4,715,000 shares issued and outstanding (Note 6)                                     59,886      59,344
                                                                                       -------     -------

                                                                                        62,186      63,265
                                                                                       -------     -------

Deferred Income Taxes                                                                      512         512
                                                                                       -------     -------

Minority Interest                                                                        2,766       3,021
                                                                                       -------     -------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;
   10,011,500 and 10,000,000 shares issued                                                 100         100
 Capital in excess of par value                                                         11,029      11,102
 Retained earnings                                                                          57           -
 Treasury stock at cost, 553,900 and 554,400 shares                                     (5,515)     (5,520)
 Accumulated other comprehensive items (Note 2)                                             (3)        (42)
                                                                                       -------     -------

                                                                                         5,668       5,640
                                                                                       -------     -------

                                                                                       $71,132     $72,438
                                                                                       =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                       -------------------
                                                                                       July 1,     July 3,
(In thousands except per share amounts)                                                   2000        1999
-----------------------------------------------------------------------------------    -------     -------

Revenues                                                                               $ 1,746     $ 2,253
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                        1,120       1,229
 Selling, general, and administrative expenses                                           1,087         859
 Research and development expenses                                                         277         354
                                                                                       -------     -------

                                                                                         2,484       2,442
                                                                                       -------     -------

Operating Loss                                                                            (738)       (189)

Interest Income                                                                            733         660
                                                                                       -------     -------

Income (Loss) Before Income Taxes and Minority Interest                                     (5)        471
Income Tax (Provision) Benefit                                                               2        (189)
Minority Interest Income                                                                   144           -
                                                                                       -------     -------

Net Income                                                                             $   141     $   282
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .01     $   .02
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,169      14,377
                                                                                       =======     =======

 Diluted                                                                                14,548      15,489
                                                                                       =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                       -------------------
                                                                                       July 1,     July 3,
(In thousands except per share amounts)                                                   2000        1999
-----------------------------------------------------------------------------------    -------     -------

Revenues                                                                               $ 4,479     $ 4,327
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                        2,786       2,339
 Selling, general, and administrative expenses                                           2,131       1,737
 Research and development expenses                                                         603         659
                                                                                       -------     -------

                                                                                         5,520       4,735
                                                                                       -------     -------

Operating Loss                                                                          (1,041)       (408)

Interest Income                                                                          1,388       1,343
                                                                                       -------     -------

Income Before Provision for Income Taxes and Minority Interest                             347         935
Provision for Income Taxes                                                                (184)       (374)
Minority Interest Income                                                                   256           -
                                                                                       -------     -------

Net Income                                                                             $   419     $   561
                                                                                       =======     =======

Earnings per Share (Note 3):
 Basic                                                                                 $   .03     $   .04
                                                                                       =======     =======

 Diluted                                                                               $   .03     $   .03
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,165      14,523
                                                                                       =======     =======

 Diluted                                                                                14,543      16,115
                                                                                       =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                      --------------------
                                                                                       July 1,     July 3,
(In thousands)                                                                            2000        1999
-----------------------------------------------------------------------------------   --------    --------

Operating Activities:
 Net income                                                                           $    419    $    561
 Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                         926         659
     Minority interest income                                                             (256)          -
     Changes in current accounts:
       Accounts receivable                                                                   -        (863)
       Inventories                                                                        (276)         39
       Other current assets                                                                (24)        (11)
       Accounts payable                                                                   (234)          4
       Other current liabilities                                                           (16)        501
     Other                                                                                  (4)          -
                                                                                      --------    --------

        Net cash provided by operating activities                                          535         890
                                                                                      --------    --------

Investing Activities:
 Acquisition of capital equipment and technology                                        (1,200)          -
 Purchases of available-for-sale investments                                           (18,500)    (56,325)
 Proceeds from maturities of available-for-sale investments                             33,549      57,827
 Advances to affiliate, net                                                             (7,201)     (5,329)
 Purchases of property, plant, and equipment                                            (1,969)       (461)
 Other                                                                                       4         673
                                                                                      --------    --------

        Net cash provided by (used in) investing activities                              4,683      (3,615)
                                                                                      --------    --------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        114           -
 Purchases of Company common stock                                                           -      (1,598)
 Purchases of Company common stock from Thermo Electron                                      -      (2,227)
 Change in due from parent company and affiliated companies                                 35         (61)
                                                                                      --------    --------

        Net cash provided by (used in) financing activities                                149      (3,886)
                                                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents                                         5,367      (6,611)
Cash and Cash Equivalents at Beginning of Period                                            51       6,748
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $  5,418    $    137
                                                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 1, 2000, the results of operations for the three- and six-month periods ended July 1, 2000, and July 3, 1999, and the cash flows for the six-month periods ended July 1, 2000, and July 3, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 2000 and 1999, the Company had comprehensive income of $167,000 and $244,000, respectively. During the first six months of 2000 and 1999, the Company had comprehensive income of $458,000 and $534,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Six Months Ended
                                                                ------------------     ------------------
                                                                July 1,    July 3,     July 1,    July 3,
(In thousands except per share amounts)                            2000       1999        2000       1999
------------------------------------------------------------    -------    -------     -------    -------

Basic
Net Income                                                      $   141    $   282     $   419    $   561
                                                                -------    -------     -------    -------

Weighted Average Shares                                          14,169     14,377      14,165     14,523
                                                                -------    -------     -------    -------

Basic Earnings per Share                                        $   .01    $   .02     $   .03    $   .04
                                                                =======    =======     =======    =======

Diluted
Net Income                                                      $   141    $   282     $   419    $   561
                                                                -------    -------     -------    -------

Weighted Average Shares                                          14,169     14,377      14,165     14,523
Effect of:
 Redemption rights                                                  328      1,091         326      1,581
 Stock options                                                       51         21          52         11
                                                                -------    -------     -------    -------

Weighted Average Shares, as Adjusted                             14,548     15,489      14,543     16,115
                                                                -------    -------     -------    -------

Diluted Earnings per Share                                      $   .01    $   .02     $   .03    $   .03
                                                                =======    =======     =======    =======


                              THERMO FIBERGEN INC.

3.    Earnings per Share (continued)

      Options to purchase 20,000 shares of common stock for the 2000 periods and the second quarter of 1999, and 226,000 shares of common stock for the first six months of 1999, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

4.    Business Segment Information

                                                                Three Months Ended      Six Months Ended
                                                                ------------------     ------------------
                                                                July 1,    July 3,     July 1,    July 3,
(In thousands)                                                     2000       1999        2000       1999
------------------------------------------------------------    -------    -------     -------    -------

Revenues:
 Cellulose-based Products                                       $ 1,396    $ 1,907     $ 3,760    $ 3,636
 Fiber-recovery and Water-clarification Services                    350        346         719        691
                                                                -------    -------     -------    -------

                                                                $ 1,746    $ 2,253     $ 4,479    $ 4,327
                                                                =======    =======     =======    =======

Income (Loss) Before Income Taxes and Minority Interest:
 Cellulose-based Products                                       $  (465)   $   305     $  (298)   $   520
 Fiber-recovery and Water-clarification Services                   (273)      (494)       (743)      (928)
                                                                -------    -------     -------    -------

 Total operating loss                                              (738)      (189)     (1,041)      (408)
 Interest income                                                    733        660       1,388      1,343
                                                                -------    -------     -------    -------

                                                                $    (5)   $   471     $   347    $   935
                                                                =======    =======     =======    =======

5.    Proposed Spin Off of Thermo Fibertek Inc.

      On January 31, 2000, Thermo Electron Corporation announced that, as part of a major reorganization plan, it plans to spin off its equity interest in Thermo Fibertek Inc. as a dividend to Thermo Electron shareholders. The distribution is subject to receipt of a favorable ruling from the Internal
Revenue Service regarding the tax treatment of the spin off, and other customary conditions. Under the plan, the Company will remain a majority-owned subsidiary of Thermo Fibertek. Thermo Electron will continue to guarantee any remaining obligation of the Company under its redemption rights following the spin off.

6.    Redemption Rights

      The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 or September 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of July 1, 2000, there were 4,715,000 redemption rights outstanding and only 3,738,500 shares of Company common stock held by persons other than Thermo Electron or Thermo Fibertek. The Company's liquidity will be materially adversely affected if the redemption of its common stock occurs in the third quarter of 2000. Thermo Fibertek has committed to provide funding, through at least December 31, 2000, to enable the Company to maintain its operations.



                              THERMO FIBERGEN INC.

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

      The Cellulose-based Products segment includes the Company's GranTek subsidiary, which employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, and PaPurr(R)
(pronounced "paper") cat box filler. Biodac(R) is used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. Through its majority-owned NEXT Fiber
Products Inc. subsidiary, formed in October 1999, the Company develops, produces, and markets fiber-based composites primarily for the building industry, such as fencing and siding. The Company began production at the composites manufacturing facility, located in Green Bay, Wisconsin, at the end of the second quarter of 2000.

Results of Operations

Second Quarter 2000 Compared With Second Quarter 1999

      Revenues decreased to $1,746,000 in the second quarter of 2000 from $2,253,000 in the second quarter of 1999. This decrease occurred in the Cellulose-based Products segment as a result of a $320,000 decrease in sales of Biodac and a $190,000 decrease in sales of cat box filler. The decreased sales of Biodac resulted from decreased demand from two of the Company's largest customers, offset in part by increased demand from other customers. Sales to one customer decreased $210,000 due to the timing of a large order that was shipped in the first quarter of 2000. Sales to this customer increased $450,000 in the first six months of 2000, compared with the first six months of 1999. Sales to the other customer decreased $390,000, primarily due to decreased demand for the customer's product as a result of recent federal regulations that prohibit the use of a certain insecticide that the customer used in its product. Although the customer expects to introduce a replacement product before year-end, there can be no assurance that future sales to this customer will not be adversely affected. The introduction of the Company's cat box filler in late 1998 resulted in high initial shipment levels, primarily during the second and third quarters of 1999, as customers built inventory. As a result, sales are lower in 2000 compared to 1999.

      The gross profit margin decreased to 36% in the second quarter of 2000 from 45% in the second quarter of 1999, primarily due to the inclusion of $150,000 of overhead costs at the Company's new fiber-based composites business.



                              THERMO FIBERGEN INC.

Second Quarter 2000 Compared With Second Quarter 1999 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 62% in the second quarter of 2000 from 38% in the second quarter of 1999, principally due to the inclusion of $250,000 of costs related to the fiber-based composites business and decreased Cellulose-based Products revenues.
The Company expects that selling, general, and administrative expenses will increase as it expands its fiber-based composites business.

      Research and development expenses decreased to $277,000 in the second quarter of 2000 from $354,000 in the second quarter of 1999, primarily due to a reduction of costs in the Fiber-recovery and Water-clarification Services segment as the Company focuses its research and development efforts on the fiber-based composites business. The Company expects to increase its research and development expenses as it develops new products at its fiber-based composites business.

      Interest income increased to $733,000 in the second quarter of 2000 from $660,000 in the second quarter of 1999, principally due to an increase in average interest rates during the period.

      The effective tax rate was 40% in the second quarter of 2000 and 1999. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and certain nondeductible expenses.

      Minority interest income in the second quarter of 2000 represents the minority investor's share of losses in the Company's NEXT Fiber Products subsidiary.

First Six Months 2000 Compared With First Six Months 1999

      Revenues increased to $4,479,000 in the first six months of 2000 from $4,327,000 in the first six months of 1999. This increase was primarily in the Cellulose-based Products segment as a result of a $240,000 increase in sales of Biodac, offset in part by a $100,000 decrease in sales of cat box filler, for the reasons discussed in the results of operations for the quarter. The increased sales of Biodac resulted from increased demand in the first quarter of 2000 from one of the Company's largest customers, offset in part by decreased demand in the second quarter of 2000 from another of the Company's largest customers, which is discussed in the results of operations for the second quarter.

      The gross profit margin decreased to 38% in the first six months of 2000 from 46% in the first six months of 1999, primarily due to the inclusion of $300,000 of overhead costs at the fiber-based composites business.

      Selling, general, and administrative expenses as a percentage of revenues increased to 48% in the first six months of 2000 from 40% in the first six months of 1999, principally due to the inclusion of $500,000 of costs related to the fiber-based composites business. The Company expects that selling, general, and administrative expenses will increase as it expands its fiber-based composites business.

      Research and development expenses decreased slightly to $603,000 in the first six months of 2000 from $659,000 in the first six months of 1999, primarily due to a reduction of costs in the Fiber-recovery and Water-clarification Services segment as the Company focuses its research and development efforts on the fiber-based composites business. The Company expects to increase its research and development expenses as it develops new products at its fiber-based composites business.

      Interest income increased slightly to $1,388,000 in the first six months of 2000 from $1,343,000 in the first six months of 1999, principally due to an increase in average interest rates during the period, offset in part by the effect of a decrease in average invested balances resulting primarily from the use of cash to fund purchases of Company common stock in 1999 and purchases of capital equipment and technology by the Company's NEXT Fiber Products subsidiary in late 1999 and early 2000.



                              THERMO FIBERGEN INC.

First Six Months 2000 Compared With First Six Months 1999 (continued)

      The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and certain nondeductible expenses.

      Minority interest income in the first six months of 2000 represents the minority investor's share of losses in the Company's NEXT Fiber Products subsidiary.

Liquidity and Capital Resources

      The Company had negative working capital of $10,267,000 and $9,167,000 at July 1, 2000, and January 1, 2000, respectively. Included in working capital at
July 1, 2000, are cash, cash equivalents, and available-for-sale investments of $36,832,000, compared with $46,456,000 at January 1, 2000. In addition, the
Company had $12,288,000 and $5,087,000 invested in an advance to affiliate at July 1, 2000, and January 1, 2000, respectively.

      During the first six months of 2000, $535,000 of cash was provided by operating activities. The Company used $276,000 of cash to increase inventories, primarily at GranTek. The Company used $234,000 to reduce accounts payable during the period, primarily at GranTek.

      During the first six months of 2000, the Company's primary investment activities involved the purchases and maturities of available-for-sale investments and advances to affiliate. In addition, the Company used $1,969,000 for purchases of property, plant, and equipment, including $1,573,000 for the composites manufacturing facility. The Company's NEXT Fiber Products subsidiary used $1,200,000 of cash to pay for the 1999 purchase of capital equipment and technology related to the development of fiber-based composites. The Company has a remaining obligation for this purchase of $500,000, which is included in other accrued liabilities in the accompanying July 1, 2000, balance sheet. The Company has options to acquire the 49% equity interest in NEXT Fiber Products not owned by the Company, exercisable during the months of October 2001, 2002, or 2003, for pre-established multiples of NEXT Fiber Products' pre-tax earnings.

      The Company's common stock subject to redemption is redeemable by holders of redemption rights in September 2000 or September 2001 for a total redemption value of $60,116,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of July 1, 2000, there were 4,715,000 redemption rights outstanding and only 3,738,500 shares of Company common stock held by persons other than Thermo Electron or Thermo Fibertek Inc.

      During the remainder of 2000, the Company plans to make expenditures for property, plant, and equipment of approximately $1,500,000, including $1,300,000 at NEXT Fiber Products. The Company may make additional capital expenditures to expand its fiber-based composites business. The Company believes that its existing resources will be sufficient to meet the Company's capital requirements until September 2000, when the Company's redemption rights become exercisable.
The Company's liquidity will be materially adversely affected if the redemption of its common stock occurs in the third quarter of 2000. If these rights are exercised, the Company will become insolvent and unable to continue its business, without additional financing. Thermo Fibertek has committed to provide funding of up to $5 million, through at least December 31, 2000, to enable the Company to maintain its operations. There can be no assurance that the funding will be sufficient to enable the Company to continue its operations beyond that time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in equity prices and interest rates has not changed materially from year-end 1999.



                              THERMO FIBERGEN INC.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

(d)   Use of Proceeds

      The Company sold 4,715,000 Units (each Unit consisting of one share of the Company's common stock and one redemption right, which enables the holder to sell one share of the Company's common stock to the Company during the month of September 2000 or the month of September 2001 for $12.75 in cash), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman
Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of July 1, 2000, the Company had expended
$9,593,000 of such net proceeds for the purchase of property, plant, and equipment, including $3,573,000 for the construction of a water-clarification and fiber-recovery facility, $1,700,000 for the acquisition of capital equipment and technology related to the fiber-based composites business, and $1,573,000 for the composites manufacturing facility. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of July 1, 2000, remaining net proceeds of $33,900,000 were invested directly with persons other than Affiliates and $12,288,000 were invested pursuant to a cash management arrangement with Thermo Electron.

Item 4 - Submission of Matters to a Vote of Security Holders

      On May 17, 2000, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 2001.  The directors elected at the meeting were:  Ms. Anne T.
Barrett, Mr. Francis L. McKone, Dr. Yiannis A. Monovoukas, Mr. Jonathan W. Painter, Mr. William A.
Rainville, and Mr. Roger D. Wellington.  Each director received 14,088,894 shares voted in favor of his or her election and 100 shares voted against.  No abstentions or broker nonvotes were recorded on the election of directors.

      At the Annual Meeting, the shareholders also approved a proposal to amend the Company's equity incentive plan to restate the limitation on the potential size of awards to any recipient in a year in compliance with Section 162(m) of the Internal Revenue Code, as amended, as follows: 14,080,287 shares were voted in favor of the proposal and 8,707 shares were voted against. No abstentions or broker nonvotes were recorded on the proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.



                              THERMO FIBERGEN INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August 2000.

                                   THERMO FIBERGEN INC.



                                   /s/ Theo Melas-Kyriazi
                                   --------------------------------------------
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  27           Financial Data Schedule.