Form 10-Q
period 2000-09-30
THERMO FIBERGEN INC
filed 2000-11-06
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                      Outstanding at October 27, 2000
     ----------------------------          -------------------------------
     Common Stock, $.01 par value                     11,458,649

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                 September 30,  January 1,
(In thousands)                                                                            2000        2000
-------------------------------------------------------------------------------  -------------  ----------

Current Assets:
 Cash and cash equivalents (Note 6)                                                    $43,432     $    51
 Advance to affiliate (Note 6)                                                               -       5,087
 Available-for-sale investments, at quoted market value
   (amortized cost of $5,154 and $46,470)                                                5,183      46,405
 Accounts receivable, less allowance of $30                                                809       1,164
 Inventories:
   Raw materials and supplies                                                              534         364
   Finished goods                                                                        1,130         453
 Other current assets (Note 5)                                                           2,609         197
 Due from parent company and affiliated companies                                          297         377
                                                                                       -------     -------

                                                                                        53,994      54,098
                                                                                       -------     -------

Property, Plant, and Equipment, at Cost (Note 5)                                        12,392      13,308
 Less:  Accumulated depreciation and amortization                                        3,169       3,246
                                                                                       -------     -------

                                                                                         9,223      10,062
                                                                                       -------     -------

Other Assets (Note 5)                                                                    4,748       4,416
                                                                                       -------     -------

Cost in Excess of Net Assets of Acquired Company                                         3,686       3,862
                                                                                       -------     -------

                                                                                       $71,651     $72,438
                                                                                       =======     =======

                              THERMO FIBERGEN INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                 September 30,  January 1,
(In thousands except share amounts)                                                       2000        2000
-------------------------------------------------------------------------------  -------------  ----------

Current Liabilities:
 Accounts payable                                                                      $   399     $   920
 Accrued payroll and employee benefits                                                     416         385
 Accrued income taxes                                                                      677         290
 Other accrued liabilities                                                               1,252       2,326
 Common stock subject to redemption, 4,715,000 shares issued;
   2,001,049 and 4,715,000 shares outstanding (Note 7)                                  60,116      59,344
                                                                                       -------     -------


                                                                                        62,860      63,265
                                                                                       -------     -------

Deferred Income Taxes                                                                      512         512
                                                                                       -------     -------

Minority Interest                                                                        2,505       3,021
                                                                                       -------     -------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;
   10,011,500 and 10,000,000 shares issued                                                 100         100
 Capital in excess of par value                                                         11,170      11,102
 Treasury stock at cost, 553,900 and 554,400 shares                                     (5,515)     (5,520)
 Accumulated other comprehensive items (Note 2)                                             19         (42)
                                                                                       -------     -------

                                                                                         5,774       5,640
                                                                                       -------     -------

                                                                                       $71,651     $72,438
                                                                                       =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                 -------------------------
                                                                                 September 30,  October 2,
(In thousands except per share amounts)                                                   2000        1999
-------------------------------------------------------------------------------  -------------  ----------

Revenues                                                                               $ 1,276     $ 2,266
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                        1,227       1,328
 Selling, general, and administrative expenses                                             877         781
 Research and development expenses                                                         275         331
 Gain on sale of property (Note 5)                                                        (729)          -
                                                                                       -------     -------

                                                                                         1,650       2,440
                                                                                       -------     -------

Operating Loss                                                                            (374)       (174)

Interest Income                                                                            816         678
                                                                                       -------     -------

Income Before Provision for Income Taxes and Minority Interest                             442         504
Provision for Income Taxes                                                                (389)       (202)
Minority Interest Income                                                                   260           -
                                                                                       -------     -------

Net Income                                                                             $   313     $   302
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .02     $   .02
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,173      14,307
                                                                                       =======     =======

 Diluted                                                                                14,510      14,959
                                                                                       =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                 -------------------------
                                                                                 September 30,  October 2,
(In thousands except per share amounts)                                                   2000        1999
-------------------------------------------------------------------------------  -------------  ----------

Revenues                                                                               $ 5,755     $ 6,593
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                        4,013       3,667
 Selling, general, and administrative expenses                                           3,008       2,518
 Research and development expenses                                                         878         990
 Gain on sale of property (Note 5)                                                        (729)          -
                                                                                       -------     -------

                                                                                         7,170       7,175
                                                                                       -------     -------

Operating Loss                                                                          (1,415)       (582)

Interest Income                                                                          2,204       2,021
                                                                                       -------     -------

Income Before Provision for Income Taxes and Minority Interest                             789       1,439
Provision for Income Taxes                                                                (573)       (576)
Minority Interest Income                                                                   516           -
                                                                                       -------     -------

Net Income                                                                             $   732     $   863
                                                                                       =======     =======

Earnings per Share (Note 3):
 Basic                                                                                 $   .05     $   .06
                                                                                       =======     =======

 Diluted                                                                               $   .05     $   .05
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  14,167      14,451
                                                                                       =======     =======

 Diluted                                                                                14,532      15,730
                                                                                       =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                 -------------------------
                                                                                 September 30,  October 2,
(In thousands)                                                                            2000        1999
-------------------------------------------------------------------------------  -------------  ----------

Operating Activities:
 Net income                                                                           $    732    $    863
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       1,377         989
     Minority interest income                                                             (516)          -
     Gain on sale of property (Note 5)                                                    (729)          -
     Other noncash items                                                                     2           -
     Changes in current accounts, excluding the effect of disposition:
       Accounts receivable                                                                 355        (568)
       Inventories                                                                        (896)        (88)
       Other current assets                                                                (45)        (16)
       Accounts payable                                                                   (350)        275
       Other current liabilities                                                           534       1,002
                                                                                      --------    --------

         Net cash provided by operating activities                                         464       2,457
                                                                                      --------    --------

Investing Activities:
 Acquisition of capital equipment and technology                                        (1,200)          -
 Proceeds from sale of property (Note 5)                                                   200           -
 Payment received on note for sale of property (Note 5)                                    200           -
 Purchases of available-for-sale investments                                           (18,500)    (61,825)
 Proceeds from maturities of available-for-sale investments                             59,816      63,681
 Advances to affiliate, net (Note 6)                                                     5,087      (6,658)
 Purchases of property, plant, and equipment                                            (2,900)       (469)
 Proceeds from sale of property, plant, and equipment                                       20           -
                                                                                      --------    --------

         Net cash provided by (used in) investing activities                            42,723      (5,271)
                                                                                      --------    --------

Financing Activities:
 Net proceeds from issuance of Company common stock                                        114           -
 Purchases of Company common stock                                                           -      (1,598)
 Purchases of Company common stock from Thermo Electron                                      -      (2,227)
 Change in due from parent company and affiliated companies                                 80         (72)
                                                                                      --------    --------

         Net cash provided by (used in) financing activities                               194      (3,897)
                                                                                      --------    --------

Increase (Decrease) in Cash and Cash Equivalents                                        43,381      (6,711)
Cash and Cash Equivalents at Beginning of Period                                            51       6,748
                                                                                      --------    --------

Cash and Cash Equivalents at End of Period                                            $ 43,432    $     37
                                                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000, and October 2, 1999, and the cash flows for the nine-month periods ended September
30, 2000, and October 2, 1999. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 2000 and 1999, the Company had comprehensive income of $335,000 and $263,000, respectively. During the first nine months of 2000 and 1999, the Company had comprehensive income of $793,000 and $797,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands except per share amounts)                 2000           1999           2000           1999
---------------------------------------------  -------------     ----------  -------------     ----------

Basic
Net Income                                           $   313        $   302        $   732        $   863
                                                     -------        -------        -------        -------

Weighted Average Shares                               14,173         14,307         14,167         14,451
                                                     -------        -------        -------        -------

Basic Earnings per Share                             $   .02        $   .02        $   .05        $   .06
                                                     =======        =======        =======        =======

Diluted
Net Income                                           $   313        $   302        $   732        $   863
                                                     -------        -------        -------        -------

Weighted Average Shares                               14,173         14,307         14,167         14,451
Effect of:
 Redemption rights                                       286            610            313          1,257
 Stock options                                            51             42             52             22
                                                     -------        -------        -------        -------

Weighted Average Shares, as Adjusted                  14,510         14,959         14,532         15,730
                                                     -------        -------        -------        -------

Diluted Earnings per Share                           $   .02        $   .02        $   .05        $   .05
                                                     =======        =======        =======        =======

                              THERMO FIBERGEN INC.

3.    Earnings per Share (continued)

      Options to purchase 20,000 shares of common stock for the 2000 periods and the third quarter of 1999, and 158,000 shares of common stock for the first nine months of 1999, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

4.    Business Segment Information

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 30,     October 2,  September 30,     October 2,
(In thousands)                                          2000           1999           2000           1999
---------------------------------------------  -------------     ----------  -------------     ----------

Revenues:
   Cellulose-based Products                          $ 1,040        $ 1,922        $ 4,800        $ 5,558
   Fiber-recovery and Water-clarification
     Services (a)                                        236            344            955          1,035
                                                     -------        -------        -------        -------

                                                     $ 1,276        $ 2,266        $ 5,755        $ 6,593
                                                     =======        =======        =======        =======

Income Before Provision for Income Taxes
 and Minority Interest:
   Cellulose-based Products                          $  (742)       $   277        $(1,071)       $   797
   Fiber-recovery and Water-clarification
     Services (a)                                        368           (451)          (344)        (1,379)
                                                     -------        -------        -------        -------

   Total operating loss                                 (374)          (174)        (1,415)          (582)
   Interest income                                       816            678          2,204          2,021
                                                     -------        -------        -------        -------

                                                     $   442        $   504        $   789        $ 1,439
                                                     =======        =======        =======        =======

(a) The Company sold its fiber-recovery and water-clarification services plant on September 5, 2000.
    Results include a gain of $729,000 on this sale in the 2000 periods.

5.    Sale of Fiber-recovery and Water-clarification Services Plant

      On September 5, 2000, the Company sold substantially all of the assets of its fiber-recovery and water-clarification services plant for $3,600,000. The purchase price consists of an initial payment of $200,000 at the date of closing and a note receivable to be paid in seventeen monthly payments of $200,000, plus interest at 9.5 percent, beginning September 28, 2000. The note receivable is secured by a letter of credit. The Company recognized a pretax gain of $729,000 on the sale.

6.    Advance to Affiliate

      Effective August 2000, the Company no longer participates in a domestic cash management arrangement with Thermo Electron Corporation. Amounts previously invested in this arrangement are included in cash and cash equivalents in the September 30, 2000, balance sheet and primarily include investments in commercial paper and U.S. government-agency and U.S. Treasury securities.

                              THERMO FIBERGEN INC.

7.    Redemption Rights

      During the month of September 2000, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of Company common stock at a redemption price of $12.75 per share. In October 2000, the Company remitted $34,603,000 for the shares, using available working capital to fund the payment. The accrued liability for the payment is included in common stock subject to redemption in the September 30, 2000, balance sheet. Following the redemption period, 2,001,049 redemption rights, redeemable in September
2001, remain outstanding, for a total redemption value of $25,513,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron.
As of September 30, 2000, there were 1,027,349 shares of Company common stock held by persons other than Thermo Electron or Thermo Fibertek Inc.

8.    Proposed Spin Off of Thermo Fibertek Inc.

      On January 31, 2000, Thermo Electron announced that, as part of a major reorganization plan, it plans to spin off its equity interest in Thermo Fibertek as a dividend to Thermo Electron shareholders. The distribution is subject to receipt of a favorable ruling from the Internal Revenue Service regarding the tax treatment of the spin off, and other customary conditions. Under the plan, the Company will remain a majority-owned subsidiary of Thermo Fibertek. Thermo
Electron will continue to guarantee any remaining obligation of the Company under its redemption rights following the spin off.

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

Overview

      The Company organizes and manages its business by individual functional operating entity. The Company's two operating entities constitute the Company's business segments: Fiber-recovery and Water-clarification Services, and Cellulose-based Products. Through its Fiber-recovery and Water-clarification
Services segment, the Company designs, owns, and operates plants to help pulp and paper mills improve product quality, reduce costs, and close the loop in their water and solids systems on a long-term contract basis. Prior to September
2000, the Company owned and operated one such plant in South Carolina, which it began operating in July 1998 under a 10-year contract. The Company sold this plant to the host mill in September 2000 (Note 5), although it intends to continue operating in this line of business and is pursuing other similar projects.

      The Cellulose-based Products segment includes the Company's GranTek subsidiary, which employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, and PaPurr(R)
(pronounced "paper") cat box fillers. Biodac(R) is used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. Through its 51%-owned NEXT Fiber Products
Inc. subsidiary, formed in October 1999, the Company develops, produces, and markets fiber-based composites primarily for the building industry, used for applications such as fencing, decking, and siding. The Company began construction of the composites manufacturing facility, located in Green Bay, Wisconsin, in the first quarter of 2000 and began limited-scale production in June 2000. The Company expects to continue to improve the manufacturing process throughout 2000.

                              THERMO FIBERGEN INC.

Results of Operations

Third Quarter 2000 Compared With Third Quarter 1999
---------------------------------------------------

      Revenues decreased to $1,276,000 in the third quarter of 2000 from $2,266,000 in the third quarter of 1999. Revenues decreased $117,000 due to the September 2000 sale of the fiber-recovery and water-clarification services plant
(Note 5). Revenues decreased in the Cellulose-based Products segment as a result of a $760,000 decrease in sales of Biodac and a $270,000 decrease in sales of cat box filler, offset in part by $150,000 in sales from the Company's new fiber-based composites business. The decreased sales of Biodac resulted from decreased demand from two of the Company's largest customers, offset in part by a net increase in demand from other customers. Sales to one customer decreased
$440,000 due to the timing of a large order that was shipped in the first quarter of 2000. Sales to this customer were relatively unchanged in the first nine months of 2000, compared with the first nine months of 1999. Sales to the other customer decreased $430,000, primarily due to decreased demand for the customer's product as a result of recent federal regulations that prohibit a certain insecticide that the customer used in its product. Although the customer has announced the introduction of a replacement product that is expected to be in production before year-end, there can be no assurance that future sales to this customer will not be adversely affected. The introduction of the Company's cat box filler in late 1998 resulted in high initial shipment levels, primarily during the second and third quarters of 1999, as customers built inventory. As a result of these high initial shipments and decreased demand, sales are lower in 2000 compared to 1999.

      The gross profit margin decreased to 4% in the third quarter of 2000 from 41% in the third quarter of 1999, primarily due to decreased sales without a corresponding decrease in costs and higher gas prices at GranTek, and the inclusion of $300,000 of overhead costs at the Company's new fiber-based composites business. The gross profit margin at GranTek decreased to 26% in 2000 from 41% in 1999, primarily due to a suspension of production for five weeks that resulted from the decline in sales.

      Selling, general, and administrative expenses as a percentage of revenues increased to 69% in the third quarter of 2000 from 34% in the third quarter of 1999, principally due to the inclusion of $300,000 of costs related to the fiber-based composites business and decreased Cellulose-based Products revenues.
The increase in selling, general, and administrative expenses was offset in part by a $150,000 decrease in selling costs in the Fiber-recovery and Water-clarification Services segment. The Company expects that selling, general, and administrative expenses will increase as it expands its fiber-based composites business.

      Research and development expenses decreased to $275,000 in the third quarter of 2000 from $331,000 in the third quarter of 1999, primarily due to a reduction of costs in the Fiber-recovery and Water-clarification Services segment as the Company focuses its research and development efforts on the fiber-based composites business. The Company expects to increase its research and development expenses as it develops new products at its fiber-based composites business.

      In September 2000, the Company sold its fiber-recovery and water-clarification services plant for $3,600,000, resulting in a gain of $729,000 (Note 5).

      Interest income increased to $816,000 in the third quarter of 2000 from $678,000 in the third quarter of 1999, principally due to an increase in average interest rates during the period and, to a lesser extent, the inclusion of interest earned on the note receivable from the September 2000 sale of the fiber-recovery and water-clarification services plant. Interest income will decline in future periods due to the October 2000 purchase of Company common stock from common stock redemption rightholders for $34,603,000 in cash (Note
7).

      The effective tax rate was 88% in the third quarter of 2000, compared with 40% in the third quarter of 1999. The effective tax rate increased in 2000 due to an increase in the valuation allowance for losses at its majority-owned fiber-based composites business. In addition, the effective tax rate exceeded the statutory federal income tax rate due to the impact of state income taxes and certain nondeductible expenses.

      Minority interest income in the third quarter of 2000 represents the minority investor's share of losses in the Company's NEXT Fiber Products subsidiary.

                              THERMO FIBERGEN INC.

First Nine Months 2000 Compared With First Nine Months 1999
-----------------------------------------------------------

      Revenues decreased to $5,755,000 in the first nine months of 2000 from $6,593,000 in the first nine months of 1999. This decrease was primarily in the Cellulose-based Products segment as a result of a $520,000 decrease in sales of Biodac and a $370,000 decrease in sales of cat box filler, for the reasons discussed in the results of operations for the quarter, offset in part by $150,000 in sales from the Company's new fiber-based composites business. The lower sales of Biodac resulted from decreased demand in the second and third quarters of 2000 from one of the Company's largest customers, as discussed in the results of operations for the third quarter.

      The gross profit margin decreased to 30% in the first nine months of 2000 from 44% in the first nine months of 1999, primarily due to the inclusion of $600,000 of overhead costs at the fiber-based composites business. In addition, the gross profit margin decreased due to lower sales without a corresponding decrease in costs and higher gas prices at GranTek, as discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses as a percentage of revenues increased to 52% in the first nine months of 2000 from 38% in the first nine months of 1999, principally due to the inclusion of $800,000 of costs related to the fiber-based composites business, offset in part by a $230,000 decrease in costs at GranTek, primarily as a result of lower selling expenses.

      Research and development expenses decreased to $878,000 in the first nine months of 2000 from $990,000 in the first nine months of 1999, primarily due to a reduction of costs in the Fiber-recovery and Water-clarification Services segment as the Company focuses its research and development efforts on the fiber-based composites business.

      In September 2000, the Company sold its fiber-recovery and water-clarification services plant for $3,600,000, resulting in a gain of $729,000 (Note 5).

      Interest income increased slightly to $2,204,000 in the first nine months of 2000 from $2,021,000 in the first nine months of 1999, principally due to an increase in average interest rates during the period, offset in part by the effect of a decrease in average invested balances resulting primarily from the use of cash to fund purchases of Company common stock in 1999 and purchases of capital equipment and technology by the Company's NEXT Fiber Products subsidiary in late 1999 and early 2000.

      The effective tax rate was 73% in the first nine months of 2000, compared with 40% in the first nine months of 1999. The effective tax rate increased in 2000 due to an increase in the valuation allowance for losses at its fiber-based composites business. In addition, the effective tax rate exceeded the statutory federal income tax rate due to the impact of state income taxes and certain nondeductible expenses.

      Minority interest income in the first nine months of 2000 represents the minority investor's share of losses in the Company's NEXT Fiber Products subsidiary.

Liquidity and Capital Resources

      The Company had negative working capital of $8,866,000 and $9,167,000 at September 30, 2000, and January 1, 2000, respectively. Included in working capital at September 30, 2000, are cash, cash equivalents, and available-for-sale investments of $48,615,000, compared with $46,456,000 at January 1, 2000. In addition, the Company had $5,087,000 invested in an advance to affiliate at January 1, 2000 (Note 6).

      During the month of September 2000, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of Company common stock at a redemption price of $12.75 per share. In October 2000, the Company remitted $34,603,000 for the shares, using available working capital to fund the payment. The accrued liability for the payment is included in common stock subject to redemption in the September 30, 2000, balance sheet. Following the redemption period, 2,001,049 redemption rights, redeemable in September
2001,

                              THERMO FIBERGEN INC.

Liquidity and Capital Resources (continued)

remain outstanding, for a total redemption value of $25,513,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. As of September 30, 2000, there were 1,027,349 shares of Company common stock held by persons other than Thermo Electron or Thermo Fibertek.

      During the first nine months of 2000, $464,000 of cash was provided by operating activities. A net decrease in accounts receivable provided $355,000, primarily at GranTek due to decreased sales. The Company used $896,000 of cash to increase inventories, primarily at GranTek. The Company used $350,000 to reduce accounts payable during the period, primarily at GranTek. An increase in accrued income taxes and liabilities for the composites manufacturing business contributed to a net $534,000 increase in other accrued liabilities.

      During the first nine months of 2000, the Company's primary investment activities involved the purchases and maturities of available-for-sale investments and the withdrawal of funds that were advanced to Thermo Electron under a domestic cash management arrangement. The Company no longer participates in this arrangement (Note 6). On September 5, 2000, the Company sold substantially all of the assets of its fiber-recovery and water-clarification services plant for $3,600,000 (Note 5). The purchase price consists of an initial payment of $200,000 at the date of closing and a note receivable to be paid in seventeen monthly payments of $200,000, plus interest at 9.5%, beginning
September 28, 2000. In addition, the Company used $2,900,000 for purchases of property, plant, and equipment, including $2,429,000 for the composites manufacturing facility. The Company's NEXT Fiber Products subsidiary used
$1,200,000 of cash to pay for the 1999 purchase of capital equipment and technology related to the development of fiber-based composites. The Company has a remaining obligation for this purchase of $500,000, which is included in other accrued liabilities in the accompanying September 30, 2000, balance sheet. The
Company has options to acquire the 49% equity interest in NEXT Fiber Products not owned by the Company, exercisable during the months of October 2001, 2002, or 2003, for pre-established multiples of NEXT Fiber Products' pre-tax earnings.

      During the remainder of 2000, the Company plans to make expenditures for property, plant, and equipment of approximately $1,600,000, primarily at NEXT
Fiber Products. The Company may make additional capital expenditures to expand its fiber-based composites business. Thermo Fibertek has agreed to lend the Company up to $5 million on commercially reasonable terms, to satisfy its common stock redemption obligation in September 2001 and for working capital needs.
Thermo Fibertek will seek repayment of amounts advanced only to the extent permitted by Thermo Fibergen's cash flows. The Company believes that the availability of this funding from Thermo Fibertek, if required, will enable the Company to continue operations as a going concern for the forseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

                              THERMO FIBERGEN INC.

Item 2 - Changes in Securities and Use of Proceeds (continued)
--------------------------------------------------

Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000. As of September 30, 2000, the Company had expended $10,353,000 of such net proceeds for the purchase of property, plant, and equipment, including
$3,573,000 for the construction of a water-clarification and fiber-recovery facility, $1,700,000 for the acquisition of capital equipment and technology related to the fiber-based composites business, and $2,775,000 for the composites manufacturing facility. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of September 30, 2000, remaining net proceeds of $45,428,000 were invested directly with persons other than Affiliates. On
October 5, 2000, the Company used $34,603,000 of such remaining net proceeds to purchase shares of Company common stock that were redeemed by redemption holders.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On September 15, 2000, the Company filed a Current Report on Form 8-K dated as of September 5, 2000, with respect to the sale of substantially all of the assets of its fiber-recovery and water-clarification services plant.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 2000.

                                    THERMO FIBERGEN INC.



                                    --------------------------------------------
                                    /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

 10.1          Bill of Sale by and among Thermo Fibergen Inc. (as Seller) and
               LINPAC, Inc. (as Buyer), dated as of September 5, 2000 (filed as
               Exhibit 2.1 to the Company's Current Report on Form 8-K dated as of September 5, 2000 [File No. 1-9549] and incorporated herein by reference).

 27            Financial Data Schedule.