Form 10-K
period 2000-12-30
THERMO FIBERGEN INC
filed 2001-03-27
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549
          ----------------------------------------------------

                               FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended December 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 2001, was approximately $12,257,000.

As of January 26, 2001, the Registrant had 11,498,649 shares of Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 30, 2000, are incorporated by reference into Parts I and II, and portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001, are incorporated by reference into
Part III. Copies of these documents can be obtained at no cost by calling the Company's Investor Relations Department at (781) 622-1111.

                                  PART I

Item 1.  Business

(a)   General Development of Business

     Thermo Fibergen Inc. (the Company or the Registrant) operates in three business segments: Cellulose-based Products, Fiber-based Composite Products, and Fiber-recovery and Water-clarification Services.

      The Cellulose-based Products segment includes the Company's GranTek subsidiary, which employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, and PaPurr(TM) cat box fillers.

      Through the NEXT Fiber Products Inc. subsidiary, established in October 1999, the Company's Fiber-based Composite Products segment develops, produces, and markets fiber-based composites primarily for the building industry, used for applications such as soundwalls, decking, privacy fencing, and siding. In addition, the Company is also developing a composite roof tile product that is lighter and has higher impact strength than traditional materials such as clay and slate tiles. Because the Company's composite building products are resistant to moisture, they do not possess many of the functional and practical disadvantages common to pressure-treated wood products such as splitting, splintering, warping, rotting, and insect infestation. In addition, the Company's products do not have the costs associated with the required annual maintenance of traditional pressure-treated wood products. In January 2001, the Company purchased the remaining 49% equity interest in NEXT Fiber Products from the minority investors. The Company constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production in 2000 at such facility. The Company is currently working to expand the capacity of the facility and expects to have the capacity to support up to $20 million in annual revenues by mid-2001.

      Prior to September 2000, the Company owned and operated a plant that provided fiber-recovery and water-clarification services to the host mill on a long-term contract basis. The plant, which the Company began operating in July 1998, cleans and recycles water and long fiber for reuse in the papermaking process. The Company sold this plant to the host mill in September 2000, although it intends to continue operating in this line of business and is pursuing other fiber-recovery projects.

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

      In September 1996, the Company sold 4,715,000 units, each unit consisting of one share of Company common stock and one redemption right, in an initial public offering at $12.75 per unit. The common stock and redemption rights subsequently began trading separately. During the month of September 2000, the initial redemption period, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of the Company's common stock at a redemption price of $12.75 per share, for a total of $34,603,000. The Company used available working capital to fund the payment and retired the shares immediately following the redemption. Following the September 2000 redemption period, 2,001,049 redemption rights remain outstanding. Holders of a redemption right have the option to require the Company to redeem one share of the Company's common stock at $12.75 per share in September 2001, for a total redemption value of $25,513,000. A redemption right may only be exercised if the holder owns a share of the Company's common stock at that time. As of December 30, 2000, there were 2,001,049 redemption rights outstanding and only 1,075,749 shares of the Company's common stock held by persons other than Thermo Electron or Thermo Fibertek. In addition, Thermo Electron, Thermo Fibertek, and/or the Company may acquire additional shares of the Company's common stock in the open market, and there can be no assurance that the Company will issue additional shares of its common stock through the exercise of employee stock options or other transactions. To the extent that the number of redemption rights exceeds the number of shares of common stock held by persons other than Thermo Electron or Thermo Fibertek, the maximum redemption value that the Company would be required to pay is an amount equal to the redemption price of $12.75 per share times the total number of shares of the Company's common stock outstanding held by persons other than Thermo Electron or Thermo Fibertek at the time of redemption. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron. In addition, Thermo Fibertek has agreed to lend the Company up to $5 million on commercially reasonable terms, for the September 2001 redemption and for working capital needs. As of December 30, 2000, Thermo Fibertek owned 10,413,350 shares of the Company's common stock, representing 91% of such outstanding common stock. As of December 30, 2000, Thermo Electron owned 9,550 shares of Company common stock, representing 0.1% of such outstanding common stock.

      Thermo Fibertek develops, manufactures, and markets a range of equipment and products for the pulp and paper recycling industries. Thermo Electron is a global leader in providing technology-based instruments, components, and systems that offer total solutions for markets ranging from life sciences to telecommunications to food, drug, and beverage production. Thermo Electron's powerful technologies help researchers sift through data to make discoveries that will fight disease or prolong life. They allow manufacturers to fabricate ever-smaller components required to increase the speed and quality of communications. And they automatically monitor and control online production to ensure that critical quality standards are met safely and efficiently.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 2000* Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 9 to Consolidated Financial Statements in the Registrant's 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Cellulose-based Products

      The Company's GranTek subsidiary employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, and PaPurr(TM) cat box fillers.




--------------------
* References to 2000, 1999, and 1998 herein are for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively.

      Biodac(R) is used to deliver agricultural chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications. Gran-sorb(TM) is currently being sold throughout the Midwest. PaPurr(TM) is available in more than 3,000 stores throughout the U.S. and Canada. Products under development include a low bulk density carrier. In addition, GranTek's cellulose-based granules are used in certain of the Company's composite building materials.

Fiber-based Composite Products

      In October 1999, the Company formed a subsidiary, NEXT Fiber Products Inc., to develop, produce, and market fiber-based composites primarily for the building industry. These engineered composite building products are made from papermaking byproducts, reclaimed plastic, and other materials. As an alternative to traditional wood products such as pressure treated lumber, cedar and hardwoods, composite building products have numerous applications such as soundwalls, decking, privacy fencing, and siding. In addition, the Company is also developing a composite roof tile product that is lighter and has higher impact strength than traditional materials such as clay and slate tiles. The Company constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production in 2000. The Company is currently working to expand the capacity of the facility and expects to have the capacity to support up to $20 million in annual revenues by mid-2001.

      The Company's fiber-based composite products segment is comprised of the following product lines:

      Soundwall Fences, including upright posts, top and bottom rails and tongue and groove boards that slide into the rails and the posts for easy installation and feature an attractive brushed appearance. The Company has completed internal testing and determined that the soundwall products meet the necessary sound dampening standards.

      Privacy Fences, including the same elements as the soundwall system and feature an attractive brushed appearance that is maintenance-free.

      Decking, including deck boards as well as railings, which offers a more attractive alternative to the homeowner than comparable products that do not offer railings.

      In addition, the Company is in the process of developing:

      Roof Tiles, which are made to resemble traditional clay, cedar, and slate tiles. Traditional clay and slate tiles are heavy, brittle, and susceptible to breakage. The Company's composite tile products are lighter, have higher impact strength and are less susceptible to breakage than traditional clay and slate tiles, which provides significant savings in labor and other costs. In internal testing, the Company's composite roof tile products achieved the highest fire rating. The Company has manufactured prototypes of double Roman roof tiles similar in appearance to those found on homes in Europe and the southern part of the United States and have successfully tested them in Europe.

Fiber-recovery and Water-clarification Services

      Prior to September 2000, the Company owned and operated a plant that provided fiber-recovery and water-clarification services to the host mill on a long-term contract basis. The plant, which the Company began operating in July 1998, cleans and recycles water and long fiber for reuse in the papermaking process. The Company sold this plant to the host mill in September 2000, although it intends to continue operating in this line of business and is pursuing other fiber-recovery projects.

      (ii) and (xi) New Products; Research and Development

      The Company continues research and development efforts to develop high-value products using materials recovered from papermaking byproducts, including controlled-release granules for crop-protection chemicals, as well as new, cellulose-fiber-based composite products for the building industry, used for applications such as soundwalls, decking, privacy fencing, and siding. In addition, the Company is also developing a composite roof tile product that is lighter and has higher impact strength than traditional materials such as clay and slate tiles. The Company has a research and development facility in Bedford, Massachusetts, which is focused on developing new composite formulations.

      In addition, the Company's GranTek subsidiary operates a manufacturing plant in Green Bay, Wisconsin, at which it processes papermaking byproducts provided by a nearby paper mill into cellulose-based granules. A pilot plant is located within GranTek's main manufacturing plant. This pilot plant processes up to 24 tons of material per day, and is used to develop many of the innovations implemented in GranTek's main plant. The Company believes that this pilot plant will provide the ability to process materials from other paper mills under operating conditions and in quantities sufficient to determine final product and operating characteristics and costs, as well as to develop new products.

      Research and development expenses for the Company were $1,154,000, $1,385,000, and $1,454,000 in 2000, 1999, and 1998, respectively.

      (iii) Raw Materials

      The raw material used in the manufacture of GranTek's cellulose-based products is obtained from a single paper mill. The mill has the exclusive right to supply papermaking byproducts to the Company's existing granulation plant in Green Bay, Wisconsin, under a contract that expires in December 2001, subject to successive mutual two-year extensions. The raw material from the mill is used in agricultural products, as well as in its composite products for the building industry. Although the Company believes that its relationship with the mill is good, no assurance can be given that the mill will agree to renew the contract upon its termination. The inability of the Company to obtain papermaking byproducts from this paper mill would have a material adverse effect upon the Company's operations.

      During 2000, the Company entered into a contract with a supplier to purchase all natural gas requirements and natural gas management services that are used by the Company's GranTek subsidiary through October 2003. The Company has the option to enter into forward contracts with the supplier to purchase specified quantities of natural gas at the then-current posted price through specified future dates. The recent increase in natural gas prices has had a material adverse effect on the Company's profitability.

Patents, Licenses, and Trademarks

Cellulose-based Products

      The Company currently holds several U.S. patents, expiring at various dates ranging from 2004 to 2016, relating to various aspects of the processing of cellulose-based granular materials and the use of such materials in the agricultural, professional turf, home lawn and garden, general absorption, oil and grease absorption, and cat box filler markets. The Company also has foreign counterparts to such U.S. patents in Canada and in various European countries, and has additional patents pending in Canada and certain European countries.

      The Company has granted another company a nonexclusive license under two of its patents to sell cellulose-based granules produced at an existing site for sale in the oil- and grease-absorption and cat box filler markets.

      The Company has filed several U.S. patent applications for various products and processes relating to papermaking byproducts and expects to file additional patent applications in the future.

Fiber-based Composite Products

      The Company has filed several U.S. patent applications for various products relating to composite materials and expects to file additional applications in the future.

Fiber-recovery and Water-clarification Services

      Thermo Fibertek holds two U.S. patents relating to the "scalping" technology, which is an important component of the Company's fiber-recovery system, that expire in 2011 and 2014. Although the Company has licensed the technology covered by Thermo Fibertek's patents for use in pulp and paper industry applications, the Company does not itself hold any patents or patent applications with respect to its fiber-recovery and water-clarification services.

      (v)  Seasonal Influences

Cellulose-based Products

      Not applicable.

Fiber-based Composite Products

      Not applicable.

Fiber-recovery and Water-clarification Services

      Not applicable.

      (vi) Working Capital Requirements

      There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

      (vii) Dependency on a Single Customer

      Revenues from the Scotts Company, which acquired The Solaris Group in January 1999, accounted for 27%, 43%, and 34% of the Company's total revenues in 2000, 1999, and 1998, respectively. Revenues from Rhone-Poulenc AG Company accounted for 11%, 10%, and 14% of the Company's total revenues in 2000, 1999, and 1998, respectively. Revenues from American Cyanamid Company accounted for 11%, 11%, and 16% of the Company's total revenues in 2000, 1999, and 1998, respectively. In addition, revenues from Bayer AG accounted for 15% of the Company's total revenues in 2000. Revenues from LinPac (previously Somerset Paper), the customer for which the Company provided fiber-recovery and water-clarification services until September 2000, accounted for 12%, 16%, and 11% of revenues in 2000, 1999, and 1998, respectively.

      (viii) Backlog

      The backlog of firm orders in the Company's Cellulose-based Products segment was $430,000 and $799,000 as of December 30, 2000 and January 1, 2000, respectively. The Company believes that substantially all of the backlog at December 30, 2000 will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (ix) Government Contracts

      Not applicable.

      (x)  Competition

Cellulose-based Products

      The Company believes that it is currently the only producer of paper-based agricultural carriers. GranTek's principal competitors in the U.S. are producers of clay-based agricultural carriers for row crops and professional turf protection, including Oil-Dri Corporation of America, Floridin/Engelhard, Aimcor, and American Colloid, and producers of corncob-based granules traditionally used in the home lawn and garden and professional turf markets, including The Andersons, Mt. Pulaski, Green Products, Independence Cob, and Junior Weisner. The Company's principal competitive advantages are that Biodac(R) is virtually dust-free and is more uniform in absorptivity and particle-size distribution than are clay- and corncob-based granular carriers. Biodac(R) is also chemically neutral, requiring little or no chemical deactivation.

      As the Company attempts to develop new markets for the components of the papermaking byproducts it processes, the Company will encounter competition from established companies within those markets. Some of these competitors may have substantially greater financial, marketing, and other resources than those of the Company, and the Company expects that such competition may be intense. The Company believes that in the absorbing-products industry in which Gran-sorb(TM) and PaPurr(TM) compete, price is a significant competitive factor and therefore expects that the demand for the Company's products in such markets will be significantly influenced by the Company's prices for such products.

Fiber-based Composite Products

      The Company expects to encounter intense competition in the sale of its fiber-based composite products. The Company expects that its principal competitors in this segment will be producers of traditional products such as pressure treated lumber, and clay and slate tiles. Many of the suppliers of traditional products have established ties in the building and construction industry. In addition, the Company expects to compete with other manufacturers of composite products. The dominant provider of composite decking products is Trex Company, Inc. In addition to Trex, there are several other manufacturers of composite products and many suppliers of traditional products that have announced plans to develop composite products. The Company expects to compete on the basis of product quality and price. No assurance can be given that competitive technologies will not be superior to those of the Company. Many of these competitors may have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their services and products than the Company. There can be no assurance that the Company will be able to compete effectively with its competitors.

Fiber-recovery and Water-clarification Services

      The Company expects that its principal competitors for cost effective solutions for disposal of papermaking byproducts will be landfills, which currently have a large market share in both North America and Europe. The Company believes, however, that landfill costs will tend to increase over time and that regulations governing landfills will become more strict, particularly in Europe. The balance of the papermaking byproducts in the U.S. and Europe is currently incinerated or used to manufacture composting materials and other low-value industrial products. The Company competes principally on the basis of price and its ability to offer cost effective alternatives for papermaking waste disposal in the form of long-term environmentally acceptable byproducts.

      Other companies are seeking to develop technologies and services to treat and process papermaking byproducts that are similar to those of the Company. No assurance can be given that such technologies and services will not be superior to those of the Company. As other companies attempt to provide landfill services or byproducts processing capabilities, or both, to the pulp and paper industry, the Company expects to encounter increasing competition. The Company believes that its approach to the management of environmental problems associated with papermaking byproducts and its ability to take advantage of the Company's name recognition and experience constitute significant competitive advantages.

      (xii) Environmental Protection Regulations

      The Company believes that compliance by the Company with federal, state, and local environmental protection laws may materially affect the Company's capital expenditures, earnings, and competitive position. Federal, state, and local environmental laws govern air emissions and discharges into water, as well as the generation, transportation, storage, treatment, and disposal of solid waste. These laws establish standards governing most aspects of the construction and operation of the Company's facilities. Additional information required under this heading is included in the section labeled "Environmental and Regulatory Risks" under "Forward-looking Statements" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

      (xiii) Number of Employees

      As of December 30, 2000, the Company employed 69 people. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

(d)   Financial Information About Geographic Areas

      Not applicable.

(e)   Executive Officers of the Registrant

      Name                     Age Present Title (Fiscal Year First Became
                                   Executive Officer)
      -------------------------------------------------------------------------

      Dr. Yiannis A. Monovoukas 40 President and Chief Executive Officer (1996)
      Theo Melas-Kyriazi        41 Chief Financial Officer (1998)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until his earlier resignation, death, or removal. Dr. Monovoukas has been President and Chief Executive Officer of the Company since its incorporation in February 1996. Dr. Monovoukas was a Corporate Business Analyst at Thermo Electron from July 1995 through February 1996. From 1993 through June 1995, Dr. Monovoukas was a graduate student at the Harvard Business School. From 1990 until 1993, he was a staff scientist and engineer with Raychem Corporation, a materials science company, which he joined upon completion of a Ph.D. program in chemical engineering at Stanford University. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a subsidiary of Thermo Instrument Systems Inc., in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President and Chief Financial Officer of Thermo Electron. Mr. Melas-Kyriazi is a full-time employee of Thermo Electron, but devotes such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any leases are not extended. The location and general character of the Company's principal properties by segment as of December 30, 2000, are:

Cellulose-based Products

      The Company owns approximately 3.3 acres of land in Green Bay, Wisconsin, on which its 26,000-square foot processing plant is situated. In addition, the Company leases a 31,000-square foot packaging plant under a lease that expires in January 2002.

Fiber-based Composite Products

      The Company leases a 56,000-square foot processing plant in Green Bay, Wisconsin, under a lease that expires in December 2004.

Fiber-recovery and Water-clarification Services

      The Company leases a 6,000-square foot, stand-alone building in Bedford, Massachusetts, which holds its administrative offices and research laboratory. This lease expires in April 2001. The Company is currently discussing an extension of the lease with the landlord and believes that other suitable property is available if it cannot successfully negotiate an extension.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Information concerning the market and market price for the Registrant's common equity securities and redemption rights and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

     (b) The Company sold 4,715,000 units (each unit consisting of one share of the Company's common stock and one redemption right which enables the holder to require the Company to redeem one share of the Company's common stock during the redemption periods for $12.75 in cash; the next and final redemption period will occur during the month of September 2001), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000.

     As of December 30, 2000, the Company had expended $11,429,000 of such net proceeds for the purchase of property, plant, and equipment, including
$3,573,000 for the construction of a water-clarification and fiber-recovery facility, $1,700,000 for the acquisition of capital equipment and technology related to the fiber-based composites business, and $3,310,000 for the composites manufacturing facility. In addition, in September 2000, the initial redemption period, the Company expended $34,603,000 for the redemption of its common stock (see Item 1(a)). The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of December 30, 2000, remaining net proceeds of $9,749,000 were invested directly with persons other than Affiliates.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of December 30, 2000, and Supplementary Data are included in the Registrant's 2000 Annual Report to Shareholders and are incorporated herein by reference.

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

Date:  March 26, 2001          THERMO FIBERGEN INC.


                                By: /s/ Yiannis A. Monovoukas
                                Yiannis A. Monovoukas
                                President, Chief Executive Officer, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 26, 2001.

Signature                                          Title


By:  /s/ Dr. Yiannis A. Monovoukas       President, Chief Executive Officer, and
     Dr. Yiannis A. Monovoukas             Director


By:  /s/ Theo Melas-Kyriazi              Chief Financial Officer (Designated
     Theo Melas-Kyriazi                    Chief Accounting Officer)



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

10.12 Form of Indemnification Agreement for Officers and Directors of the Registrant (filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 [Reg. No. 333-07585] and incorporated herein by reference).

10.13 Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 1998 [File No. 1-12137] and incorporated herein by reference).

10.14 Bill of Sale by and among the Registrant (as Seller) and LINPAC, Inc. (as Buyer), dated as of September 5, 2000 (filed as Exhibit
               2.1 to the Registrant's Current Report on Form 8-K dated as of September 5, 2000 [File No. 1-12137] and incorporated herein by reference).

10.15 InternationalDistribution Agreement dated as of January 16, 2001, between NEXT Fiber Products Inc., and B&F Composites, Inc.

10.16 Stock Purchase Agreement dated as of January 16, 2001, between the Registrant and B&F Composites, Inc.

10.17 Agreement of Loan Guarantee dated as of February 12, 2001, between the Registrant and Thermo Fibertek Inc.

13 Annual Report to Shareholders for the year ended December 30, 2000 (only those portions incorporated herein by reference).

21             Subsidiaries of the Registrant.

23             Consent of Arthur Andersen LLP.