Form 10-Q
period 2001-03-31
THERMO FIBERGEN INC
filed 2001-05-07
CIK 1017921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                         Outstanding at April 27, 2001
     ----------------------------             -----------------------------
     Common Stock, $.01 par value                       11,500,649

PART I - Financial Information

Item 1 - Financial Statements

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                 March 31,    December 30,
(In thousands)                                                                        2001            2000
----------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                         $12,274         $ 5,115
 Available-for-sale investments, at quoted market value
   (amortized cost of $8,047 in 2000)                                                    -           8,050
 Accounts receivable, less allowance of $30 in 2001 and 2000                         2,417           1,583
 Inventories:
   Raw materials and supplies                                                          374             395
   Work in process                                                                      34              85
   Finished goods                                                                      507             591
 Note receivable                                                                     2,000           2,400
 Other current assets                                                                  460             201
 Due from parent company and affiliated companies                                      295             324
                                                                                   -------         -------

                                                                                    18,361          18,744
                                                                                   -------         -------

Property, Plant, and Equipment, at Cost                                             13,384          13,341
 Less:  Accumulated depreciation and amortization                                    3,699           3,417
                                                                                   -------         -------

                                                                                     9,685           9,924
                                                                                   -------         -------

Other Assets (Note 5)                                                                3,376           6,169
                                                                                   -------         -------

Goodwill                                                                             3,569           3,628
                                                                                   -------         -------

                                                                                   $34,991         $38,465
                                                                                   =======         =======


<

>

                              THERMO FIBERGEN INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                 March 31,    December 30,
(In thousands except share amounts)                                                   2001            2000
----------------------------------------------------------------------------------------------------------

Current Liabilities:
 Accounts payable                                                                  $ 1,090         $   753
 Accrued payroll and employee benefits                                                 323             451
 Other accrued liabilities                                                           1,262           1,421
 Common stock subject to redemption, 4,715,000 shares
   issued; 2,001,049 shares outstanding                                             25,513          25,513
                                                                                   -------         -------

                                                                                    28,188          28,138
                                                                                   -------         -------

Deferred Income Taxes                                                                1,349           2,335
                                                                                   -------         -------

Minority Interest (Note 5)                                                               -           2,156
                                                                                   -------         -------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares
   authorized; 10,053,500 and 10,051,500 shares issued                                 101             101
 Capital in excess of par value                                                     11,577          11,557
 Accumulated deficit                                                                  (709)           (309)
 Treasury stock at cost, 553,900 shares                                             (5,515)         (5,515)
 Accumulated other comprehensive items (Note 2)                                          -               2
                                                                                   -------         -------

                                                                                     5,454           5,836
                                                                                   -------         -------

                                                                                   $34,991         $38,465
                                                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands except per share amounts)                                               2001           2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                           $ 2,913        $ 2,733
                                                                                   -------        -------

Costs and Operating Expenses:
 Cost of revenues                                                                    2,502          1,666
 Selling, general, and administrative expenses                                       1,098          1,044
 Research and development expenses                                                     296            326
                                                                                   -------        -------

                                                                                     3,896          3,036
                                                                                   -------        -------

Operating Loss                                                                        (983)          (303)

Interest Income                                                                        216            655
                                                                                   -------        -------

Income (Loss) Before Income Taxes and Minority Interest                               (767)           352
Income Tax (Provision) Benefit                                                         307           (186)
Minority Interest Income (Note 5)                                                       60            112
                                                                                   -------        -------

Net Income (Loss)                                                                  $  (400)       $   278
                                                                                   =======        =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                               $  (.03)       $   .02
                                                                                   =======        =======

Weighted Average Shares (Note 3):
 Basic                                                                              11,500         14,161
                                                                                   =======        =======

 Diluted                                                                            11,500         14,537
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.



<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands)                                                                        2001           2000
---------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                 $  (400)       $   278
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                     685            457
     Minority interest income (Note 5)                                                 (60)          (112)
     Other noncash items                                                                (9)            (4)
     Changes in current accounts:
       Accounts receivable                                                            (834)        (1,241)
       Inventories                                                                     155            105
       Other current assets                                                           (258)           (18)
       Accounts payable                                                                337           (125)
       Other current liabilities                                                      (368)          (105)
                                                                                   -------        -------

         Net cash used in operating activities                                        (752)          (765)
                                                                                   -------        -------

Investing Activities:
 Acquisition of capital equipment and technology                                         -         (1,200)
 Payments received on note for sale of property                                        600              -
 Proceeds from maturities of available-for-sale investments                          8,047         10,244
 Advances to affiliate, net                                                              -         (7,175)
 Purchases of property, plant, and equipment                                          (794)        (1,000)
 Proceeds from sale of property, plant, and equipment                                    9              4
                                                                                   -------        -------

         Net cash provided by investing activities                                   7,862            873
                                                                                   -------        -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                     20              4
 Change in due from parent company and affiliated companies                             29             47
                                                                                   -------        -------

         Net cash provided by financing activities                                      49             51
                                                                                   -------        -------

Increase in Cash and Cash Equivalents                                                7,159            159
Cash and Cash Equivalents at Beginning of Period                                     5,115             51
                                                                                   -------        -------

Cash and Cash Equivalents at End of Period                                         $12,274        $   210
                                                                                   =======        =======

Noncash Activity:
 Amounts forgiven in exchange for the 49% minority interest in
   NEXT Fiber Products (Note 5)                                                    $ 2,053        $     -
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2001, and April 1, 2000. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of December 30, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30,
2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represent unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 2001 and 2000, the Company had comprehensive loss of $398,000 and comprehensive income of $291,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands except per share amounts)                                               2001           2000
---------------------------------------------------------------------------------------------------------

Basic
Net Income (Loss)                                                                  $  (400)       $   278
                                                                                   -------        -------

Weighted Average Shares                                                             11,500         14,161
                                                                                   -------        -------

Basic Earnings (Loss) per Share                                                    $  (.03)       $   .02
                                                                                   =======        =======

Diluted
Net Income (Loss)                                                                  $  (400)       $   278
                                                                                   -------        -------

Weighted Average Shares                                                             11,500         14,161
Effect of:
 Redemption rights                                                                       -            324
 Stock options                                                                           -             52
                                                                                   -------        -------

Weighted Average Shares, as Adjusted                                                11,500         14,537
                                                                                   -------        -------

Diluted Earnings (Loss) per Share                                                  $  (.03)       $   .02
                                                                                   =======        =======


<

>
                              THERMO FIBERGEN INC.

3.    Earnings (Loss) per Share (continued)

      Options to purchase 60,000 and 20,000 shares of common stock for the three-month periods ended March 31, 2001 and April 1, 2000, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

4.    Business Segment Information

                                                                                    Three Months Ended
                                                                                 ------------------------
                                                                                 March 31,       April 1,
(In thousands)                                                                        2001           2000
---------------------------------------------------------------------------------------------------------

Revenues:
 Cellulose-based Products                                                           $2,021         $2,364
 Fiber-based Composite Products                                                        920              -
 Fiber-recovery and Water-clarification Services                                         -            369
 Intersegment sales elimination (a)                                                    (28)             -
                                                                                    ------         ------

                                                                                    $2,913         $2,733
                                                                                    ======         ======

Income (Loss) Before Income Taxes and Minority Interest:
 Cellulose-based Products                                                           $   77         $  567
 Fiber-based Composite Products                                                       (800)          (382)
 Fiber-recovery and Water-clarification Services                                       (29)          (229)
 Corporate (b)                                                                        (231)          (259)
                                                                                    ------         ------

 Total Operating Loss                                                                 (983)          (303)
 Interest Income                                                                       216            655
                                                                                    ------         ------

                                                                                    $ (767)        $  352
                                                                                    ======         ======

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Primarily general and administrative expenses.

5.    Acquisition of Composites Venture Minority Interest

      In January 2001, the Company acquired the outstanding 49% equity interest in NEXT Fiber Products Inc. from the minority investors (the seller). NEXT Fiber Products was a joint venture formed in 1999 to develop, produce, and market fiber-based composite products primarily for the building industry. In exchange for the 49% minority interest, the Company agreed to forgive $2,053,000 due from the seller, which related to the seller's investment in NEXT Fiber Products. The excess of assigned fair value of net assets acquired from the buyout over the acquisition costs resulted in a reduction in the intangible asset recorded at the time of the Company's initial investment in NEXT Fiber Products.

6.    Proposed Spin Off

      On January 31, 2000, Thermo Electron announced that, as part of a major reorganization plan, it plans to spin off its equity interest in Thermo Fibertek as a dividend to Thermo Electron shareholders. Under the plan, the Company will remain a majority-owned subsidiary of Thermo Fibertek. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. The spin off of Thermo Fibertek will require final Thermo Electron Board of Director actions and other customary conditions. Thermo Electron has stated that it expects to complete the spin off in the summer of 2001. Thermo Electron will continue to guarantee, on a subordinated basis, the Company's obligation under its redemption rights following the spin off.


<

>
                              THERMO FIBERGEN INC.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Securities and Exchange Commission.

Overview

      The Company organizes and manages its business by individual functional operating entity. The Company's three operating entities constitute the Company's business segments: Cellulose-based Products, Fiber-based Composite Products, and Fiber-recovery and Water-clarification Services.

      The Cellulose-based Products segment includes the Company's GranTek subsidiary, which employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, and PaPurr(R) (pronounced "paper") cat box fillers. Biodac(R) is used as a carrier to deliver chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications.

      Through its NEXT Fiber Products Inc. subsidiary, formed in October 1999, the Fiber-based Composite Products segment develops, produces, and markets fiber-based composites primarily for the building industry, used for applications such as soundwalls, decking, privacy fencing, roofing, and siding. The Company constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production there in 2000. The Company is currently working to expand the facility and expects to have the capacity to support up to $20 million in annual revenues by the fourth quarter of 2001. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5).

      Prior to September 2000, the Company owned and operated a plant that provided fiber-recovery and water-clarification services to the host mill on a long-term contract basis. The plant, which the Company began operating in July 1998, cleaned and recycled water and long fiber for reuse in the papermaking process. The Company sold this plant to the host mill in September 2000. The Company intends to continue operating in this line of business and is pursuing other fiber-recovery projects.

Results of Operations

First Quarter 2001 Compared With First Quarter 2000
---------------------------------------------------

      Revenues increased to $2,913,000 in the first quarter of 2001 from $2,733,000 in the first quarter of 2000. Revenues increased $920,000 due to sales from the Company's Fiber-based Composite Products segment. Revenues decreased $369,000 due to the September 2000 sale of the fiber-recovery and water-clarification services plant. In addition, revenues decreased at the Cellulose-based Products segment primarily as a result of a $347,000 decrease in sales of Biodac due to lower demand from one of the Company's largest customers, offset in part by a net increase in demand from other customers. Revenues from this customer decreased $660,000, primarily due to a decrease in demand resulting from its acquisition in 2000 by its competitor. In addition, the Company's largest customer has indicated that it is currently contemplating switching from Biodac to an alternate carrier for the one of its products. If such a change were to occur, it would have a material adverse effect on the Company's results of operations.
<

>
                              THERMO FIBERGEN INC.

First Quarter 2001 Compared With First Quarter 2000 (continued)
---------------------------------------------------

      The gross profit margin decreased to 14% in the first quarter of 2001 from 39% in the first quarter of 2000. The gross profit margin at the Cellulose-based Products segment decreased to 23% in the first quarter of 2001 from 44% in the first quarter of 2000, primarily due to an increase of approximately $525,000 in the cost of natural gas, which is used in the production process. Natural gas prices sharply increased in the last nine months. Continued high natural gas prices will have a material adverse effect on the Company's profitability. In addition, the gross profit margin decreased as a result of startup efforts at its Fiber-based Composite Products segment.

      Selling, general, and administrative expenses as a percentage of revenues remained constant at 38% in the first quarters of 2001 and 2000. Selling, general and administrative expenses increased slightly to $1,098,000 in the first quarter of 2001 from $1,044,000 in the first quarter of 2000 primarily due to an increase of $271,000 at the Fiber-based Composite Products segment, largely offset by a decrease of $149,000 as a result of lower selling expenses at its Fiber-recovery and Water-clarification Services segment. The Company expects that selling, general, and administrative expenses will increase as it continues to expand its fiber-based composites business in 2001.

      Research and development expenses decreased to $296,000 in the first quarter of 2001 from $326,000 in the first quarter of 2000, primarily due to a reduction of costs in the Fiber-recovery and Water-clarification Services segment, offset in part by the inclusion of $225,000 of costs in the Fiber-based Composite Products segment as the Company focuses its research and development efforts on this business. The Company expects to increase its research and development expenses in 2001 as it develops new products at the fiber-based composites business.

      Interest income decreased to $216,000 in the first quarter of 2001 from $655,000 in the first quarter of 2000, principally due to the effect of a decrease in average invested balances, resulting from the use of cash to fund the September 2000 purchase of Company common stock from common stock redemption rightholders for $34,603,000, and lower prevailing interest rates. These decreases were offset in part by the inclusion of interest earned on a note receivable from the September 2000 sale of its fiber-recovery and water-clarification services plant. The Company expects interest income to decrease significantly in 2001 due to lower invested amounts as a result of the September 2000 redemption and the anticipated September 2001 redemption of the Company's common stock, as well as lower prevailing interest rates.

      The effective tax rates exceeded the statutory federal income tax rates due to the impact of state income taxes, certain nondeductible expenses, and for the first quarter of 2000, included increases in the valuation allowance.

      Minority interest income in the first quarters of 2001 and 2000 represent the minority investor's share of losses in NEXT Fiber Products. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5).

Liquidity and Capital Resources

      The Company had negative working capital of $9,827,000 and $9,394,000 at March 31, 2001, and December 30, 2000, respectively. Included in working capital at March 31, 2001, are cash, cash equivalents, and available-for-sale investments of $12,274,000, compared with $13,165,000 at December 30, 2000.

      During the first quarter of 2001, $752,000 of cash was used in operating activities. A net increase in accounts receivable used cash of $834,000, primarily at the Fiber-based Composite Products segment, as well as at the Cellulose-based Products segment. An increase in other current assets used of cash of $258,000, primarily from an increase in current deferred income taxes. Cash of $155,000 was provided by a decrease in inventories, primarily at the fiber-based composites business, as well as $337,000 from an increase in accounts payable, primarily at the Cellulose-based Products segment due to the timing of payments. In addition, a decrease in accrued payroll and employee benefits, and accrued income taxes primarily contributed to a net $368,000 decrease in other accrued liabilities.

<

>
                              THERMO FIBERGEN INC.

Liquidity and Capital Resources (continued)

      During the first quarter of 2001, the Company's primary investment activities included maturities of available-for-sale investments and cash received of $600,000 from the repayment of a note receivable. In addition, the Company used $794,000 for purchases of property, plant, and equipment, including $613,000 for the composites business. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5). The Company has a remaining obligation to the former minority investors relating to its initial investment in NEXT Fiber Products made in 1999 of $500,000, which is expected to be paid in 2001 and is included in other accrued liabilities in the accompanying balance sheet.

      During the month of September 2000, the initial redemption period, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of the Company's common stock at a redemption price of $12.75 per share, for a total of $34,603,000. The Company used available working capital to fund the payment and retired these shares immediately following the redemption. Following the September 2000 redemption period, 2,001,049 redemption rights remain outstanding. Holders of a redemption right have the option to require the Company to redeem one share of the Company's common stock at $12.75 per share in September 2001 for a total redemption value of $25,513,000. As of March 31, 2001, there were 1,087,299 shares of Company common stock held by persons other than Thermo Fibertek. In addition, Thermo Fibertek and/or the Company may acquire additional shares of the Company's common stock in the open market. There can be no assurance that the Company will issue additional shares of its common stock through the exercise of employee stock options or other transactions. To the extent the number of redemption rights exceeds the number of shares of common stock held by persons other than Thermo Fibertek, the maximum redemption value that the Company would be required to pay is an amount equal to the redemption price of $12.75 per share times the total number of shares of the Company's common stock outstanding held by persons other than Thermo Fibertek at the time of the redemption. As of March 31, 2001, the Company expects this amount will not exceed $17,026,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron.

      During the remainder of 2001, the Company plans to make expenditures for property, plant, and equipment of approximately $3,300,000, primarily at NEXT Fiber Products. The Company may make additional capital expenditures to expand its fiber-based composites business. Thermo Fibertek has agreed to lend the Company up to $15 million on commercially reasonable terms, for its common stock redemption obligation in September 2001 and for working capital needs. Thermo Fibergen's obligation to make any specific payment of principal and/or interest on the loan shall be conditioned on the ability of Thermo Fibergen to meet reasonable cash flow requirements at the time of such specified payment, which cash flow requirements shall be mutually satisfactory to both parties. The Company believes that the availability of this funding from Thermo Fibertek, if required, will enable the Company to continue operations as a going concern for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in equity prices and interest rates has not changed materially from year-end 2000.

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

<

>
                              THERMO FIBERGEN INC.

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

      As of March 31, 2001, the Company had expended $12,223,000 of such net proceeds for the purchase of property, plant, and equipment, including $3,573,000 for the construction of a water-clarification and fiber-recovery facility; $1,700,000 for the acquisition of capital equipment and technology related to the fiber-based composites business; and $3,923,000 for the composites manufacturing business. In addition, in September 2000, the initial redemption period, the Company expended $34,603,000 for the redemption of its common stock. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of March 31, 2001, remaining net proceeds of $8,955,000 were invested directly with persons other than Affiliates.

Item 5 - Other Information
--------------------------

      On May 7, 2001, the Company announced that effective May 18, 2001, Jonathan W. Painter has been appointed President and Chief Executive Officer succeeding Yiannis Monovoukas.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.

<

>
                              THERMO FIBERGEN INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 2001.

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

<

>
                              THERMO FIBERGEN INC.

                                  Exhibit Index


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

  10 Amendment No. 1 to Agreement of Loan dated as of May 7, 2001, between the Company and Thermo Fibertek Inc.