Form 10-Q
period 2001-06-30
THERMO FIBERGEN INC
filed 2001-08-14
CIK 1017921

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                   FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended June 30, 2001

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-12137

                              THERMO FIBERGEN INC.
             (Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction                                          04-3311544
of incorporation or organization)           (I.R.S. Employer Identification No.)

8 Alfred Circle
Bedford, Massachusetts                                                     01730
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (781) 370-1650

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                           Outstanding at July 27, 2001
     ----------------------------              ----------------------------
     Common Stock, $.01 par value                       11,532,849

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                  June 30,    December 30,
(In thousands)                                                                        2001            2000
----------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                         $12,030         $ 5,115
 Available-for-sale investments, at quoted market
   value (amortized cost of $8,047 in 2000)                                              -           8,050
 Accounts receivable, less allowance of $30 in 2001 and 2000                         1,541           1,583
 Inventories:
   Raw materials and supplies                                                          347             395
   Work in process                                                                      44              85
   Finished goods                                                                    1,030             591
 Note receivable                                                                     1,400           2,400
 Other current assets                                                                  862             201
 Due from parent company and affiliated companies                                        -             324
                                                                                   -------         -------

                                                                                    17,254          18,744
                                                                                   -------         -------

Property, Plant, and Equipment, at Cost                                             14,134          13,341
 Less:  Accumulated depreciation and amortization                                    3,975           3,417
                                                                                   -------         -------

                                                                                    10,159           9,924
                                                                                   -------         -------

Other Assets (Note 5)                                                                3,231           6,169
                                                                                   -------         -------

Goodwill (Note 9)                                                                    3,511           3,628
                                                                                   -------         -------

                                                                                   $34,155         $38,465
                                                                                   =======         =======


<

>


                              THERMO FIBERGEN INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                  June 30,    December 30,
(In thousands except share amounts)                                                   2001            2000
----------------------------------------------------------------------------------------------------------

Current Liabilities:
 Accounts payable                                                                  $   541         $   753
 Accrued payroll and employee benefits                                                 373             451
 Other accrued liabilities                                                           1,083           1,421
 Due to parent company and affiliated companies                                        248               -
 Common stock subject to redemption, 4,715,000 shares
   issued; 2,001,049 shares outstanding (Note 7)                                    25,513          25,513
                                                                                   -------         -------

                                                                                    27,758          28,138
                                                                                   -------         -------

Deferred Income Taxes                                                                1,299           2,335
                                                                                   -------         -------

Minority Interest (Note 5)                                                               -           2,156
                                                                                   -------         -------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares
   authorized; 10,085,700 and 10,051,500 shares issued                                 101             101
 Capital in excess of par value                                                     11,879          11,557
 Accumulated deficit                                                                (1,367)           (309)
 Treasury stock at cost, 553,900 shares                                             (5,515)         (5,515)
 Accumulated other comprehensive items (Note 2)                                          -               2
                                                                                   -------         -------

                                                                                     5,098           5,836
                                                                                   -------         -------

                                                                                   $34,155         $38,465
                                                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                  -----------------------
                                                                                  June 30,        July 1,
(In thousands except per share amounts)                                               2001           2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                           $ 2,046        $ 1,746
                                                                                   -------        -------

Costs and Operating Expenses:
 Cost of revenues                                                                    1,884          1,120
 Selling, general, and administrative expenses (Notes 8 and 9)                       1,079          1,087
 Research and development expenses                                                     336            277
                                                                                   -------        -------

                                                                                     3,299          2,484
                                                                                   -------        -------

Operating Loss                                                                      (1,253)          (738)

Interest Income                                                                        156            733
                                                                                   -------        -------

Income (Loss) Before Income Taxes and Minority Interest                             (1,097)            (5)
Income Tax (Provision) Benefit                                                         439              2
Minority Interest Income (Note 5)                                                        -            144
                                                                                   -------        -------

Net Income (Loss)                                                                  $  (658)       $   141
                                                                                   =======        =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                               $  (.06)       $   .01
                                                                                   =======        =======

Weighted Average Shares (Note 3):
 Basic                                                                              11,510         14,169
                                                                                   =======        =======

 Diluted                                                                            11,510         14,548
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                  -----------------------
                                                                                  June 30,        July 1,
(In thousands except per share amounts)                                               2001          2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                           $ 4,959        $ 4,479
                                                                                   -------        -------

Costs and Operating Expenses:
 Cost of revenues                                                                    4,386          2,786
 Selling, general, and administrative expenses (Notes 8 and 9)                       2,177          2,131
 Research and development expenses                                                     632            603
                                                                                   -------        -------

                                                                                     7,195          5,520
                                                                                   -------        -------

Operating Loss                                                                      (2,236)        (1,041)

Interest Income                                                                        372          1,388
                                                                                   -------        -------

Income (Loss) Before Income Taxes and Minority Interest                             (1,864)           347
Income Tax (Provision) Benefit                                                         746           (184)
Minority Interest Income (Note 5)                                                       60            256
                                                                                   -------        -------

Net Income (Loss)                                                                  $(1,058)       $   419
                                                                                   =======        =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                               $  (.09)       $   .03
                                                                                   =======        =======

Weighted Average Shares (Note 3):
 Basic                                                                              11,505         14,165
                                                                                   =======        =======

 Diluted                                                                            11,505         14,543
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                  -----------------------
                                                                                  June 30,        July 1,
(In thousands)                                                                        2001           2000
---------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                 $(1,058)       $   419
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                   1,166            926
     Minority interest income (Note 5)                                                 (60)          (256)
     Other noncash items                                                                (9)            (4)
     Changes in current accounts:
       Accounts receivable                                                              42              -
       Inventories                                                                    (350)          (276)
       Other current assets                                                           (661)           (24)
       Accounts payable                                                               (212)          (234)
       Other current liabilities                                                      (547)           (16)
                                                                                   -------        -------

        Net cash provided by (used in) operating activities                         (1,689)           535
                                                                                   -------        -------

Investing Activities:
 Acquisition of capital equipment and technology                                         -         (1,200)
 Payments received on note for sale of property                                      1,200              -
 Purchases of available-for-sale investments                                             -        (18,500)
 Proceeds from maturities of available-for-sale investments                          8,047         33,549
 Advances to affiliate, net                                                              -         (7,201)
 Purchases of property, plant, and equipment                                        (1,658)        (1,969)
 Proceeds from sale of property, plant, and equipment                                  121              4
                                                                                   -------        -------

        Net cash provided by investing activities                                    7,710          4,683
                                                                                   -------        -------

Financing Activities:
 Net proceeds from issuance of Company common stock                                    322            114
 Change in due from parent company and affiliated companies                            572             35
                                                                                   -------        -------

        Net cash provided by financing activities                                      894            149
                                                                                   -------        -------

Increase in Cash and Cash Equivalents                                                6,915          5,367
Cash and Cash Equivalents at Beginning of Period                                     5,115             51
                                                                                   -------        -------

Cash and Cash Equivalents at End of Period                                         $12,030        $ 5,418
                                                                                   =======        =======

Noncash Activity:
 Amounts forgiven in exchange for the 49% minority interest in
   NEXT Fiber Products (Note 5)                                                    $ 2,053        $     -
                                                                                   =======        =======



The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001, and July 1, 2000, and the results of cash flows for the six-month periods ended June 30, 2001, and July 1, 2000. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represent unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 2001 and 2000, the Company had comprehensive loss of $658,000 and comprehensive income of $167,000, respectively. During the first six months of 2001 and 2000, the Company had comprehensive loss of $1,056,000 and comprehensive income of $458,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                       Three Months Ended             Six Months Ended
                                                    -----------------------       -----------------------
                                                    June 30,        July 1,       June 30,        July 1,
(In thousands except per share amounts)                 2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Basic
Net Income (Loss)                                    $  (658)       $   141        $(1,058)       $   419
                                                     -------        -------        -------        -------

Weighted Average Shares                               11,510         14,169         11,505         14,165
                                                     -------        -------        -------        -------

Basic Earnings (Loss) per Share                      $  (.06)       $   .01        $  (.09)       $   .03
                                                     -------        -------        -------        -------

Diluted
Net Income (Loss)                                    $  (658)       $   141        $(1,058)       $   419
                                                     -------        -------        -------        -------

Weighted Average Shares                               11,510         14,169         11,505         14,165
Effect of:
 Redemption rights                                         -            328              -            326
 Stock options                                             -             51              -             52
                                                     -------        -------        -------        -------

Weighted Average Shares, as Adjusted                  11,510         14,548         11,505         14,543
                                                     -------        -------        -------        -------

Diluted Earnings (Loss) per Share                    $  (.06)       $   .01        $  (.09)       $   .03
                                                     =======        =======        =======        =======


<

>
                              THERMO FIBERGEN INC.

3.    Earnings (Loss) per Share (continued)

      Options to purchase 20,000 shares of common stock for the second quarters of 2001 and 2000, and 21,500 and 20,000 shares of common stock for the six months of 2001 and 2000, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

4.    Business Segment Information

                                                        Three Months Ended             Six Months Ended
                                                     -----------------------       -----------------------
                                                     June 30,        July 1,       June 30,        July 1,
(In thousands)                                          2001            2000           2001           2000
----------------------------------------------------------------------------------------------------------

Revenues:
   Fiber-based Products                              $ 1,688         $ 1,396        $ 3,709        $ 3,760
   Composite Building Products                           378               -          1,298              -
   Fiber-recovery and Water-clarification
     Services                                              -             350              -            719
   Intersegment sales elimination (a)                    (20)              -            (48)             -
                                                     -------         -------        -------        -------

                                                     $ 2,046         $ 1,746        $ 4,959        $ 4,479
                                                     =======         =======        =======        =======

Income (Loss) Before Income Taxes and Minority
 Interest:
   Fiber-based Products                              $    62         $    (7)       $   139        $   542
   Composite Building Products                        (1,075)           (487)        (1,875)          (869)
   Fiber-recovery and Water-clarification
     Services                                            (29)            (49)           (58)          (278)
   Corporate (b)                                        (211)           (195)          (442)          (436)
                                                     -------         -------        -------        -------

 Total Operating Loss                                 (1,253)           (738)        (2,236)        (1,041)
 Interest Income                                         156             733            372          1,388
                                                     -------         -------        -------        -------

                                                     $(1,097)        $    (5)       $(1,864)       $   347
                                                     =======         =======        =======        =======

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

6.    Spin Off

      On January 31, 2000, Thermo Electron Corporation announced that, as part of a major reorganization plan, it planned to spin off its equity interest in Kadant Inc. (formerly known as Thermo Fibertek Inc.), the Company's parent company, as a dividend to Thermo Electron shareholders. Under the plan, the Company will remain a majority-owned subsidiary of Kadant. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. On July 9, 2001, the Thermo Electron board of directors declared a dividend of all of

<

>

                              THERMO FIBERGEN INC.

6.    Spin Off (continued)

its equity interest in Kadant. The dividend was distributed on August 8, 2001 (Spinoff Date), to Thermo Electron shareholders of record as of July 30, 2001. Thermo Electron will continue to guarantee, on a subordinated basis, the Company's obligation under its redemption rights (Note 7) following the spin off, subject to certain conditions included in a plan and agreement of distribution between Kadant and Thermo Electron.

7.    Redemption Rights

      During the month of September 2000, the initial redemption period, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of the Company's common stock at a redemption price of $12.75 per share, for a total of $34,603,000. The Company used available working capital to fund the payment and retired these shares immediately following the redemption. Following the September 2000 redemption period, 2,001,049 redemption rights remain outstanding. Holders of a redemption right have the option to require the Company to redeem one share of the Company's common stock at $12.75 per share in September 2001 for a total redemption value of $25,513,000. As of June 30, 2001, there were 1,119,499 shares of Company common stock held by persons other than Kadant. To the extent the number of redemption rights exceeds the number of shares of common stock held by persons other than Kadant, the maximum redemption value that the Company would be required to pay is an amount equal to the redemption price of $12.75 per share times the total number of shares of the Company's common stock outstanding held by persons other than Kadant at the time of the redemption. As of June 30, 2001, the Company expects this amount will not exceed $17,026,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron, subject to certain conditions included in a plan and agreement of distribution between Kadant and Thermo Electron. Kadant has agreed to lend the Company up to $15 million on commercially reasonable terms, for its redemption obligation in September 2001 and for working capital needs.

8.    Corporate Services Agreement

      Prior to the spinoff, the Company and Thermo Electron were parties to a corporate services agreement under which Thermo Electron's corporate staff provided certain administrative services for which the Company was assessed an annual fee equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% for the fiscal quarter ending June 30, 2001, and effective July 1, 2001, the fee was reduced to 0.4% of the Company's consolidated revenues for the fiscal quarter ending September 29, 2001. The corporate services agreement terminated as of Kadant's Spinoff Date and was replaced by a transition services agreement between Kadant, including its subsidiaries, and Thermo Electron (Note 9).

9.    Subsequent Events

Transition Services Agreement

      In connection with the spin off, Kadant and Thermo Electron have entered into a transition services agreement. The agreement provides that Thermo Electron will continue to provide Kadant, including its subsidiaries, with certain administrative services until December 29, 2001. The Company will pay a fee under this agreement equal to 0.4% and 0.2% of the Company's consolidated revenues for the fiscal quarters ending September 29, 2001 and December 29, 2001, respectively, plus out-of-pocket third party expenses. The Company believes the charges under the transition services agreement are reasonable and the terms of the agreement are fair to the Company.

<

>
                              THERMO FIBERGEN INC.

9.    Subsequent Events  (continued)

Recent Accounting Pronouncement

      In July 2001, the Financial Accounting Standards Board released for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, effective for the fiscal year beginning December 30, 2001, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. Amortization of goodwill, on an after-tax basis, for the three-month and six-month periods ended June 30, 2001, was $35,000 and $70,000, respectively. The Company is evaluating the impact of these standards and has not yet determined the effect, if any, of adoption of the impairment requirement on its financial statements.

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

Overview

      The Company organizes and manages its business by individual functional operating entity. The Company's three operating entities constitute the Company's business segments: Fiber-based Products, Composite Building Products, and Fiber-recovery and Water-clarification Services.

      The Fiber-based Products segment includes the Company's GranTek subsidiary, which employs patented technology to produce biodegradable absorbing granules from papermaking byproducts that are marketed and sold as Biodac(R) agricultural carriers, Gran-sorb(TM) oil and grease absorbents, and PaPurr(R) (pronounced "paper") cat box fillers. Biodac(R) is used as a carrier to deliver chemicals for professional turf, home lawn and garden, agricultural row-crop, and mosquito-control applications.

      Through its NEXT Fiber Products Inc. subsidiary, formed in October 1999, the Composite Building Products segment develops, produces, and markets composite products primarily for the building industry, used for applications such as soundwalls, decking, privacy fencing, and roofing tiles. The Company constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production there in 2000. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5).

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

<

>
                              THERMO FIBERGEN INC.

Results of Operations

Second Quarter 2001 Compared With Second Quarter 2000
-----------------------------------------------------

      Revenues increased to $2,046,000 in the second quarter of 2001 from $1,746,000 in the second quarter of 2000. Revenues increased $378,000 due to sales from the Company's Composite Building Products segment. Revenues decreased $350,000 due to the September 2000 sale of the fiber-recovery and water-clarification services plant. In addition, revenues increased $292,000 at the Fiber-based Products segment primarily as a result of a $320,000 increase in sales of Biodac due to increased demand from several of the Company's largest customers, offset in part by a net decrease in demand from other customers. In addition, the Company's largest customer has indicated that it is currently contemplating switching from Biodac to an alternate carrier for one of its products. If such a change were to occur, it would have a material adverse effect on the Company's results of operations.

      The gross profit margin decreased to 8% in the second quarter of 2001 from 36% in the second quarter of 2000 primarily due to the absence in 2001 of higher-margin revenues from the fiber-recovery and water-clarification services plant and negative gross profit margins as a result of startup efforts at its Composite Building Products segment. These decreases were offset in part by an increase in the gross profit margin at the Fiber-based Products segment to 36% in the second quarter of 2001 from 33% in the second quarter of 2000, primarily due to an increase in revenues, as well as lower costs as a result of manufacturing efficiencies, offset in part by an increase of approximately $120,000 in the cost of natural gas, which is used in the production process. Natural gas prices sharply increased in the last twelve months. Continued high natural gas prices will have a material adverse effect on the Company's profitability.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 53% in the second quarter of 2001 from 62% in the second quarter of 2000, primarily due to an overall increase in revenues and lower selling expenses at its Fiber-recovery and Water-clarification Services segment, offset in part by increased expenses at the Composite Building Products segment. The Company expects that selling, general, and administrative expenses will increase as it continues to expand its composite building products business in 2001. Prior to the spinoff, the Company and Thermo Electron were parties to a corporate services agreement under which Thermo Electron's corporate staff provided certain administrative services for which the Company was assessed an amount equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6%, 0.4% and 0.2% for the fiscal quarters ending June 30, 2001, September 29, 2001, and December 29, 2001, respectively, plus out-of-pocket and third party expenses. The corporate services agreement terminated as of Kadant's Spinoff Date and was replaced by a transition services agreement between Kadant, including its subsidiaries, and Thermo Electron with the same fee structure (Notes 8 and 9).

      Research and development expenses increased to $336,000 in the second quarter of 2001 from $277,000 in the second quarter of 2000, primarily due to an increase of $168,000 of costs in the Composite Building Products segment as the Company focuses its research and development efforts on this business, largely offset by a reduction of costs in the Fiber-recovery and Water-clarification Services segment. The Company expects to increase its research and development expenses in 2001 as it develops new products at the composite building products business.

      Interest income decreased to $156,000 in the second quarter of 2001 from $733,000 in the second quarter of 2000, principally due to the effect of a decrease in average invested balances, resulting from the use of cash to fund the September 2000 purchase of Company common stock from common stock redemption rightholders for $34,603,000, and lower prevailing interest rates. These decreases were offset in part by the inclusion of interest earned on a note receivable from the September 2000 sale of its fiber-recovery and water-clarification services plant. The Company expects interest income to decrease significantly in 2001 due to lower invested amounts as a result of the September 2000 redemption and the anticipated September 2001 redemption of the Company's common stock, as well as lower prevailing interest rates.

<

>
                              THERMO FIBERGEN INC.

Second Quarter 2001 Compared With Second Quarter 2000 (continued)
-----------------------------------------------------

      The effective tax rate was 40% in the second quarters of 2001 and 2000. The effective tax rates exceeded the statutory federal income tax rates due to the impact of state income taxes and certain nondeductible expenses.

      Minority interest income in the second quarter of 2000 represents the minority investor's share of losses in NEXT Fiber Products. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5).

First Six Months 2001 Compared With First Six Months 2000
---------------------------------------------------------

      Revenues increased to $4,959,000 in the first six months of 2001 from $4,479,000 in the first six months of 2000. Revenues increased $1,298,000 due to sales from the Company's Composite Building Products segment, offset in part by a decrease in revenues of $724,000 due to the September 2000 sale of the fiber-recovery and water-clarification services plant. In addition, revenues remained relatively constant at the Fiber-based Products segment primarily due to a decrease of $669,000 in sales of Biodac to one of the Company's largest customers, offset by a net increase in demand from other customers.

      The gross profit margin decreased to 12% in the first six months of 2001 from 38% in the first six months of 2000 primarily due to the absence in 2001 of higher-margin revenues from the fiber-recovery and water-clarification services plant and negative gross profit margins as a result of startup efforts at its Composite Building Products segment. In addition, the gross profit margin at the Fiber-based Products segment decreased to 29% in the first six months of 2001 from 40% in the first six months of 2000, primarily due to an increase of approximately $445,000 in the cost of natural gas, which is used in the production process, offset in part by lower costs as a result of manufacturing efficiencies.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 44% in the first six months of 2001 from 48% in the first six months of 2000, primarily due to the reasons discussed in the results of operations for the second quarter.

      Research and development expenses increased to $632,000 in the first six months of 2001 from $603,000 in the first six months of 2000, primarily due to an increase of $409,000 in the Composite Building Products segment as the Company focuses its research and development efforts on this business, largely offset by a reduction of costs in the Fiber-recovery and Water-clarification Services segment.

      Interest income decreased to $372,000 in the first six months of 2001 from $1,388,000 in the first six months of 2000, principally due to the effect of a decrease in average invested balances, resulting from the use of cash to fund the September 2000 purchase of Company common stock from common stock redemption rightholders for $34,603,000, and lower prevailing interest rates. These decreases were offset in part by the inclusion of interest earned on a note receivable from the September 2000 sale of its fiber-recovery and water-clarification services plant.

      The effective tax rates were 40% in the first six months of 2001 compared with 53% in the first six months of 2000. The effective tax rates exceeded the statutory federal income tax rates due to the impact of state income taxes, certain nondeductible expenses, and for the first six months of 2000, increases in the valuation allowance.

      Minority interest income in the first six months of 2001 and 2000 represent the minority investor's share of losses in NEXT Fiber Products. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5).

<

>
                              THERMO FIBERGEN INC.

Liquidity and Capital Resources

      The Company had negative working capital of $10,504,000 and $9,394,000 at June 30, 2001, and December 30, 2000, respectively. Included in working capital at June 30, 2001, are cash, cash equivalents, and available-for-sale investments of $12,030,000, compared with $13,165,000 at December 30, 2000.

      During the first six months of 2001, $1,689,000 of cash was used in operating activities. An increase in inventories used cash of $350,000, primarily at the Composite Building Products segment. An increase in other current assets used cash of $661,000, primarily from an increase in its deferred tax asset. A decrease in accounts payable used cash of $212,000, primarily at the Cellulose-based Products segment due to the timing of payments. In addition, a decrease in accrued payroll and employee benefits, and accrued income taxes primarily contributed to a net $547,000 decrease in other accrued liabilities.

      During the first six months of 2001, the Company's primary investment activities included maturities of available-for-sale investments and cash received of $1,200,000 from the repayment of a note receivable. In addition, the Company used $1,658,000 for purchases of property, plant, and equipment, including $1,407,000 for the composites building products business. In January 2001, the Company acquired the 49% minority interest in NEXT Fiber Products (Note 5). The Company has a remaining obligation to the former minority investors, relating to its initial investment in NEXT Fiber Products made in 1999, of $500,000 which is included in other accrued liabilities in the accompanying balance sheet.

      During the month of September 2000, the initial redemption period, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of the Company's common stock at a redemption price of $12.75 per share, for a total of $34,603,000. The Company used available working capital to fund the payment and retired these shares immediately following the redemption. Following the September 2000 redemption period, 2,001,049 redemption rights remain outstanding. Holders of a redemption right have the option to require the Company to redeem one share of the Company's common stock at $12.75 per share in September 2001 for a total redemption value of $25,513,000. As of June 30, 2001, there were 1,119,499 shares of Company common stock held by persons other than Kadant. To the extent the number of redemption rights exceeds the number of shares of common stock held by persons other than Kadant, the maximum redemption value that the Company would be required to pay is an amount equal to the redemption price of $12.75 per share times the total number of shares of the Company's common stock outstanding held by persons other than Kadant at the time of the redemption. As of June 30, 2001, the Company expects this amount will not exceed $17,026,000. The redemption rights are guaranteed, on a subordinated basis, by Thermo Electron, subject to certain conditions included in a plan and agreement of distribution between Kadant and Thermo Electron.

      During the remainder of 2001, the Company plans to make expenditures for property, plant, and equipment of approximately $1,400,000, primarily at NEXT Fiber Products. The Company may make additional capital expenditures to expand its Composite Building Products business. Kadant has agreed to lend the Company up to $15 million on commercially reasonable terms, for its common stock redemption obligation in September 2001 and for working capital needs. Thermo Fibergen's obligation to make any specific payment of principal and/or interest on the loan shall be conditioned on the ability of Thermo Fibergen to meet reasonable cash flow requirements at the time of such specified payment, which cash flow requirements shall be mutually satisfactory to both parties. The Company believes that the availability of this funding from Kadant, if required, will enable the Company to continue operations as a going concern for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The Company's exposure to market risk from changes in equity prices and interest rates has not changed materially from year-end 2000.

<

>
                              THERMO FIBERGEN INC.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

(f)   Use of Proceeds

      The Company sold 4,715,000 units (each unit consisting of one share of the Company's common stock and one redemption right which enables the holder to require the Company to redeem one share of the Company's common stock during the redemption periods for $12.75 in cash; the next and final redemption period will occur during the month of September 2001), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expense paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000.

      As of June 30, 2001, the Company had expended $13,087,000 of such net proceeds for the purchase of property, plant, and equipment, including $3,573,000 for the construction of a water-clarification and fiber-recovery facility; $1,700,000 for the acquisition of capital equipment and technology related to the composite building products business; and $5,204,000 for the composites manufacturing business. In addition, in September 2000, the initial redemption period, the Company expended $34,603,000 for the redemption of its common stock. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of June 30, 2001, remaining net proceeds of $8,091,000 were invested directly with persons other than Affiliates.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      On May 15, 2001, at the Annual Meeting of Stockholders, the stockholders elected five incumbent directors to a one-year term expiring in 2002. The Directors elected at the meeting were: Anne T. Barrett, Francis L. McKone, Jonathan W. Painter, William A. Rainville, and Roger D. Wellington. Each of the directors received 11,222,370 shares voted in favor of his or her election and 200 shares voted against. The sixth nominee, Yiannis A. Monovoukas, was not reelected and received 799,470 shares in favor of his election and 10,423,100 shares against. No abstentions or broker "non-votes" were recorded on the election of directors.

Item 5 - Other Information
--------------------------

      None.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.

<

>
                              THERMO FIBERGEN INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2001.

                                          THERMO FIBERGEN INC.


                                          --------------------------------------
                                          /s/ Thomas M. O'Brien
                                          Thomas M. O'Brien
                                          Chief Financial and Accounting Officer