Form 10-Q
period 2001-09-29
THERMO FIBERGEN INC
filed 2001-11-09
CIK 1017921

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended September 29, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                      Outstanding at October 26, 2001
     ----------------------------          -------------------------------
     Common Stock, $.01 par value                    10,522,087

PART I - Financial Information

Item 1 - Financial Statements
-----------------------------

                              THERMO FIBERGEN INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                             September 29,    December 30,
(In thousands)                                                                        2001            2000
----------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                         $16,182         $ 5,115
 Available-for-sale investments, at quoted market
   value (amortized cost of $8,047 in 2000)                                              -           8,050
 Accounts receivable, less allowances of $58 and $30 in 2001 and 2000                1,246           1,583
 Inventories:
   Raw materials and supplies                                                          330             395
   Work in process                                                                     260              85
   Finished goods                                                                      873             591
 Note receivable                                                                       800           2,400
 Deferred tax asset                                                                  1,574             149
 Other current assets                                                                   64              52
 Due from parent company and affiliated companies                                        -             324
                                                                                   -------         -------

                                                                                    21,329          18,744
                                                                                   -------         -------

Property, Plant, and Equipment, at Cost                                             15,083          13,341
 Less:  Accumulated depreciation and amortization                                    4,237           3,417
                                                                                   -------         -------

                                                                                    10,846           9,924
                                                                                   -------         -------

Other Assets                                                                         3,087           6,169
                                                                                   -------         -------

Goodwill (Note 11)                                                                   3,452           3,628
                                                                                   -------         -------

                                                                                   $38,714         $38,465
                                                                                   =======         =======


<

>


                              THERMO FIBERGEN INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                             September 29,    December 30,
(In thousands except share amounts)                                                   2001            2000
----------------------------------------------------------------------------------------------------------

Current Liabilities:
 Note payable to parent company (Note 10)                                          $ 6,000         $     -
 Accounts payable                                                                      437             753
 Accrued payroll and employee benefits                                                 447             451
 Other accrued liabilities                                                           1,105           1,421
 Common stock subject to redemption, 4,715,000 shares
   issued; 2,001,049 shares outstanding (Note 7)                                    25,513          25,513
                                                                                   -------         -------

                                                                                    33,502          28,138
                                                                                   -------         -------

Deferred Income Taxes                                                                1,250           2,335
                                                                                   -------         -------

Minority Interest (Note 5)                                                               -           2,156
                                                                                   -------         -------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares
   authorized; 10,096,500 and 10,051,500 shares issued                                 101             101
 Capital in excess of par value                                                     11,990          11,557
 Accumulated deficit                                                                (2,614)           (309)
 Treasury stock at cost, 553,900 shares                                             (5,515)         (5,515)
 Accumulated other comprehensive items (Note 2)                                          -               2
                                                                                   -------         -------

                                                                                     3,962           5,836
                                                                                   -------         -------

                                                                                   $38,714         $38,465
                                                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                             ----------------------------
                                                                             September 29,  September 30,
(In thousands except per share amounts)                                               2001           2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                           $   911        $ 1,276
                                                                                   -------        -------

Costs and Operating Expenses:
 Cost of revenues                                                                    1,840          1,227
 Selling, general, and administrative expenses (Notes 8 and 9)                         981            877
 Research and development expenses                                                     276            275
 Restructuring costs                                                                    18              -
 Gain on sale of property                                                                -           (729)
                                                                                   -------        -------

                                                                                     3,115          1,650
                                                                                   -------        -------

Operating Loss                                                                      (2,204)          (374)

Interest Income                                                                        156            816
Interest Expense (Note 10)                                                             (30)             -
                                                                                   -------        -------

Income (Loss) Before Income Taxes and Minority Interest                             (2,078)           442
Income Tax (Provision) Benefit                                                         831           (389)
Minority Interest Income (Note 5)                                                        -            260
                                                                                   -------        -------

Net Income (Loss)                                                                  $(1,247)       $   313
                                                                                   =======        =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                               $  (.11)       $   .02
                                                                                   =======        =======

Weighted Average Shares (Note 3):
 Basic                                                                              11,538         14,173
                                                                                   =======        =======

 Diluted                                                                            11,538         14,510
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                             ----------------------------
                                                                             September 29,  September 30,
(In thousands except per share amounts)                                               2001           2000
---------------------------------------------------------------------------------------------------------

Revenues                                                                           $ 5,870        $ 5,755
                                                                                   -------        -------

Costs and Operating Expenses:
 Cost of revenues                                                                    6,226          4,013
 Selling, general, and administrative expenses (Notes 8 and 9)                       3,158          3,008
 Research and development expenses                                                     908            878
 Restructuring costs                                                                    18              -
 Gain on sale of property                                                                -           (729)
                                                                                   -------        -------

                                                                                    10,310          7,170
                                                                                   -------        -------

Operating Loss                                                                      (4,440)        (1,415)

Interest Income                                                                        528          2,204
Interest Expense (Note 10)                                                             (30)             -
                                                                                   -------        -------

Income (Loss) Before Income Taxes and Minority Interest                             (3,942)           789
Income Tax (Provision) Benefit                                                       1,577           (573)
Minority Interest Income (Note 5)                                                       60            516
                                                                                   -------        -------

Net Income (Loss)                                                                  $(2,305)       $   732
                                                                                   =======        =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                               $  (.20)       $   .05
                                                                                   =======        =======

Weighted Average Shares (Note 3):
 Basic                                                                              11,516         14,167
                                                                                   =======        =======

 Diluted                                                                            11,516         14,532
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                             ----------------------------
                                                                             September 29,  September 30,
(In thousands)                                                                        2001           2000
---------------------------------------------------------------------------------------------------------

Operating Activities:
 Net income (loss)                                                                 $(2,305)       $   732
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                   1,633          1,377
     Provision for losses on accounts receivable                                        28              -
     Minority interest income (Note 5)                                                 (60)          (516)
     Gain on sale of property                                                            -           (729)
     Other noncash items                                                                (9)             2
     Changes in current accounts:
       Accounts receivable                                                             309            355
       Inventories                                                                    (392)          (896)
       Deferred tax asset and other current assets                                  (1,437)           (45)
       Accounts payable                                                               (316)          (350)
       Other current liabilities                                                      (505)           534
                                                                                   -------        -------

        Net cash provided by (used in) operating activities                         (3,054)           464
                                                                                   -------        -------

Investing Activities:
 Acquisition of capital equipment and technology                                         -         (1,200)
 Proceeds from sale of property                                                          -            200
 Payments received on note for sale of property                                      1,800            200
 Purchases of available-for-sale investments                                             -        (18,500)
 Proceeds from maturities of available-for-sale investments                          8,047         59,816
 Advances to affiliate, net                                                              -          5,087
 Purchases of property, plant, and equipment                                        (2,619)        (2,900)
 Proceeds from sale of property, plant, and equipment                                  131             20
                                                                                   -------        -------

        Net cash provided by investing activities                                    7,359         42,723
                                                                                   -------        -------

Financing Activities:
 Issuance of note payable to parent company (Note 10)                                6,000              -
 Net proceeds from issuance of Company common stock                                    433            114
 Change in due from parent company and affiliated companies                            329             80
                                                                                   -------        -------

        Net cash provided by financing activities                                    6,762            194
                                                                                   -------        -------

Increase in Cash and Cash Equivalents                                               11,067         43,381
Cash and Cash Equivalents at Beginning of Period                                     5,115             51
                                                                                   -------        -------

Cash and Cash Equivalents at End of Period                                         $16,182        $43,432
                                                                                   =======        =======

Noncash Activity:
 Amounts forgiven in exchange for the 49% minority interest in
   Kadant Composites Inc. (Note 5)                                                 $ 2,053        $     -
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

<

>
                              THERMO FIBERGEN INC.

                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Fibergen Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 29, 2001, the results of operations for the three- and nine-month periods ended September 29, 2001, and September 30, 2000, and the results of cash flows for the nine-month periods ended September 29, 2001, and September 30, 2000. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items" that represent unrealized net of tax gains and losses on available-for-sale investments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarters of 2001 and 2000, the Company had a comprehensive loss of $1,247,000 and comprehensive income of $335,000, respectively. During the first nine months of 2001 and 2000, the Company had a comprehensive loss of $2,303,000 and comprehensive income of $793,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------  ----------------------------
                                               September 29,  September 30,  September 29,  September 30,
(In thousands except per share amounts)                 2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------

Basic
Net Income (Loss)                                    $(1,247)       $   313        $(2,305)       $   732
                                                     -------        -------        -------        -------

Weighted Average Shares                               11,538         14,173         11,516         14,167
                                                     -------        -------        -------        -------

Basic Earnings (Loss) per Share                      $  (.11)       $   .02        $  (.20)       $   .05
                                                     =======        =======        =======        =======

Diluted
Net Income (Loss)                                    $(1,247)       $   313        $(2,305)       $   732
                                                     -------        -------        -------        -------

Weighted Average Shares                               11,538         14,173         11,516         14,167
Effect of:
 Redemption rights                                         -            286              -            313
 Stock options                                             -             51              -             52
                                                     -------        -------        -------        -------

Weighted Average Shares, as Adjusted                  11,538         14,510         11,516         14,532
                                                     -------        -------        -------        -------

Diluted Earnings (Loss) per Share                    $  (.11)       $   .02        $  (.20)       $   .05
                                                     =======        =======        =======        =======


<

>
                              THERMO FIBERGEN INC.

3.    Earnings (Loss) per Share (continued)

      Options to purchase 20,000 shares of common stock for the third quarter of 2000, and 14,300 and 20,000 shares of common stock for the first nine months of 2001 and 2000, respectively, were not included in the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

4.    Business Segment Information

                                                      Three Months Ended           Nine Months Ended
                                                ----------------------------  ----------------------------
                                                September 29,  September 30,  September 29,  September 30,
(In thousands)                                          2001            2000           2001           2000
----------------------------------------------------------------------------------------------------------

Revenues:
   Fiber-based Products                              $   683         $   889        $ 4,392        $ 4,649
   Composite Building Products                           235             151          1,533            151
   Fiber-recovery and Water-clarification
     Services                                              -             236              -            955
   Intersegment sales elimination (a)                     (7)              -            (55)             -
                                                     -------         -------        -------        -------

                                                     $   911         $ 1,276        $ 5,870        $ 5,755
                                                     =======         =======        =======        =======

Income (Loss) Before Income Taxes and Minority
 Interest:
   Fiber-based Products                              $  (599)        $  (206)       $  (460)       $   336
   Composite Building Products                        (1,356)           (529)        (3,231)        (1,398)
   Fiber-recovery and Water-clarification
     Services (b)                                        (29)            681            (87)           403
   Corporate (c)                                        (220)           (320)          (662)          (756)
                                                     -------         -------        -------        -------

 Total Operating Loss                                 (2,204)           (374)        (4,440)        (1,415)
 Interest Income, Net                                    126             816            498          2,204
                                                     -------         -------        -------        -------

                                                     $(2,078)        $   442        $(3,942)       $   789
                                                     =======         =======        =======        =======

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes a gain on the sale of property of $729 in the third quarter and first nine months of 2000.
(c) Primarily general and administrative expenses.

5.    Acquisition of Composites Venture Minority Interest

      In January 2001, the Company acquired the outstanding 49% equity interest in Kadant Composites Inc. (formerly NEXT Fiber Products Inc.) from the minority investor (the Seller). Kadant Composites was a joint venture formed in 1999 to develop, produce, and market fiber-based composite products primarily for the building industry. In exchange for the 49% minority interest, the Company agreed to forgive $2,053,000 due from the Seller, which related to the Seller's investment in Kadant Composites. The excess of assigned fair value of net assets acquired from the buyout over the acquisition cost resulted in a reduction in the intangible asset recorded at the time of the Company's initial investment in Kadant Composites.

<

>
                              THERMO FIBERGEN INC.

6.    Spin Off

      On January 31, 2000, Thermo Electron Corporation announced that, as part of a major reorganization plan, it planned to spin off its equity interest in Kadant Inc. (formerly known as Thermo Fibertek Inc.), the Company's parent company, as a dividend to Thermo Electron shareholders. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. On July 9, 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in Kadant. The dividend was distributed on August 8, 2001 (Spinoff Date), to Thermo Electron shareholders of record as of July 30, 2001. The Company remains a majority-owned subsidiary of Kadant after the spin off (Note 12).

7.    Redemption Rights

      During the month of September 2000, the initial redemption period, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of the Company's common stock at a redemption price of $12.75 per share for a total of $34,603,000. In October 2000, the Company used available working capital to fund the payment and retired these shares immediately following the redemption. Following the September 2000 redemption period, 2,001,049 redemption rights remained outstanding.

      During the period from September 1, 2001 through October 11, 2001, holders of the Company's common stock and common stock redemption rights surrendered 1,030,562 shares of common stock at a redemption price of $12.75 per share in the final redemption period for the common stock redemption rights. Common stock redemption rights amounting to 970,487 were not surrendered for redemption by October 11, 2001, have expired, and are no longer listed for trading on the American Stock Exchange. In October 2001, the Company remitted $13,140,000 for the surrendered shares, using a combination of available working capital and a $6,000,000 loan from Kadant (Note 10) to fund the redemption payment. The accrued liability for the payment is included in common stock subject to redemption in the September 29, 2001 balance sheet. Following the final redemption period, 10,522,087 shares of the Company's common stock remain outstanding, including 10,407,600 shares held by Kadant and 114,487 shares held by shareholders other than Kadant.

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

9.    Transition Services Agreement

      In connection with the spin off, Kadant and Thermo Electron entered into a transition services agreement. The agreement provides that Thermo Electron will continue to provide Kadant, including its subsidiaries, with certain administrative services until December 29, 2001. The Company will pay a fee under this agreement equal to 0.4% and 0.2% of the Company's consolidated revenues for the fiscal quarters ending September 29, 2001 and December 29, 2001, respectively, plus out-of-pocket and third party expenses. The Company believes the charges under the transition services agreement are reasonable and the terms of the agreement are fair to the Company.

<

>
                              THERMO FIBERGEN INC.

10.   Note Payable to Parent Company

      In September 2001, the Company borrowed $6,000,000 from Kadant. The promissory note is due August 24, 2002, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points. The Company used the proceeds, along with its available working capital, to fund the October 2001 common stock redemption payment (Note 7).

11.   Recent Accounting Pronouncements

"Business Combinations" and "Goodwill and Other Intangible Assets"

      In July 2001, the Financial Accounting Standards Board (FASB) released for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, effective for the fiscal year beginning December 30, 2001, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. Amortization of goodwill, on an after-tax basis, for the three-month and nine-month periods ended September 29, 2001, was $36,000 and $105,000, respectively. The Company is evaluating the impact of these impairment standards and has not yet determined the effect, if any, of adoption on its financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is evaluating the impact of this statement and has not yet determined the effect, if any, of adoption on its financial statements.

12.   Subsequent Events

Termination of Distribution Agreement

      In October 2001, the Company terminated for nonperformance its International Distribution Agreement, dated January 10, 2001, that granted a distributor exclusive rights to distribute certain of the Company's composite building products in exchange for minimum purchase commitments.

Proposed Merger and Delisting of Common Stock

      In November 2001, Kadant announced that it would acquire all of the outstanding shares of the Company's common stock held by shareholders other than Kadant in exchange for $12.75 per share in cash, without interest. As a result, the Company will become a wholly owned subsidiary of Kadant. The proposed transaction will require Securities and Exchange Commission clearance of certain necessary filings, but will not require the Company's board or shareholder approval. This transaction is expected to be completed during the fourth quarter of 2001.

<

>
                              THERMO FIBERGEN INC.

12.   Subsequent Events (continued)

      In addition, the Company received notice that the American Stock Exchange intends to delist the Company's common stock pursuant to Section 1003(b)(i)(A) and (B) of its listing standards. The Exchange has determined that, as a result of the recently concluded redemption of the Company's common stock, both the number of shareholders and the number of shares held by non-affiliates has resulted in limited distribution of its common stock. The Company expects delisting of its common stock to be completed within the next few weeks.

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

      Through its Kadant Composites Inc. (formerly NEXT Fiber Products Inc.) subsidiary, formed in October 1999, the Composite Building Products segment develops, produces, and markets composite products primarily for the building industry, which are used for applications such as soundwalls, decking, privacy fencing, and roofing tiles. The Company constructed a composites manufacturing facility in Green Bay, Wisconsin, and began limited production there in 2000. In January 2001, the Company acquired the 49% minority interest in Kadant Composites (Note 5).

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

Results of Operations

Third Quarter 2001 Compared With Third Quarter 2000
---------------------------------------------------

      Revenues decreased to $911,000 in the third quarter of 2001 from $1,276,000 in the third quarter of 2000. Revenues decreased $236,000 due to the September 2000 sale of the fiber-recovery and water-clarification services plant. In addition, revenues decreased $206,000 at the Fiber-based Products segment primarily as a result of a $297,000 decrease in sales of Biodac due to decreased demand from several of the Company's largest customers, offset in part by an increase in demand from other customers. These decreases were slightly offset by an increase in revenues of $84,000 at the Composite Building Products segment.

<

>
                              THERMO FIBERGEN INC.

Third Quarter 2001 Compared With Third Quarter 2000 (continued)
---------------------------------------------------

      Gross margin decreased to negative $929,000 in the third quarter of 2001 from gross profit margin of $49,000 in the third quarter of 2000, primarily due to underabsorbed manufacturing overhead related to a decrease in sales and production, including an increase of approximately $195,000 in the cost of natural gas, which is used in the production process at the Fiber-based Products segment, and increased negative gross margins as a result of continued startup efforts at the Composite Building Products segment.

      Selling, general, and administrative expenses as a percentage of revenues increased to 108% in the third quarter of 2001 from 69% in the third quarter of 2000, primarily due to the Company's overall decrease in revenues, as well as increased expenses at the Composite Building Products segment. These increases were offset in part by lower expenses as a percentage of revenues at the Fiber-based Products segment.

      Research and development expenses remained unchanged at $276,000 in the third quarter of 2001 and $275,000 in the third quarter of 2000. An increase of $141,000 of costs in the Composite Building Products segment, as the Company focuses its research and development efforts on this business, was offset by a reduction of costs in both the Fiber-recovery and Water-clarification Services and Fiber-based Products segments.

      Interest income decreased to $156,000 in the third quarter of 2001 from $816,000 in the third quarter of 2000, principally due to the effect of a decrease in average invested balances resulting from the use of cash to fund the September 2000 redemption of Company common stock for $34,603,000 (Note 7), as well as lower prevailing interest rates. These decreases were offset in part by the inclusion of interest earned on a note receivable from the September 2000 sale of the fiber-recovery and water-clarification services plant. The Company expects interest income to further decrease in the remainder of 2001 and into 2002 due to lower invested amounts as a result of the 2000 and 2001 redemptions of the Company's common stock (Note 7), as well as lower prevailing interest rates. Interest expense of $30,000 in the third quarter of 2001 resulted from the issuance of a $6,000,000 note payable to Kadant (Note 10).

      The effective tax rate was 40% and 88% in the third quarters of 2001 and 2000, respectively. The effective tax rates exceeded the statutory federal income tax rate due to the impact of state income taxes and certain nondeductible expenses and, for the third quarter of 2000, included increases in the valuation allowance for losses at the composite building products business incurred prior to the 49% minority interest buyout.

      Minority interest income in the third quarter of 2000 represents the minority investor's share of losses in Kadant Composites. In January 2001, the Company acquired the 49% minority interest in Kadant Composites (Note 5).

First Nine Months 2001 Compared With First Nine Months 2000
-----------------------------------------------------------

      Revenues increased to $5,870,000 in the first nine months of 2001 from $5,755,000 in the first nine months of 2000. Revenues increased $1,382,000 due to an increase in sales at the Company's Composite Building Products segment, offset in part by a decrease in revenues of $955,000 due to the September 2000 sale of the fiber-recovery and water-clarification services plant. In addition, revenues decreased by $256,000 at the Fiber-based Products segment primarily due to a decrease of $1,244,000 in sales of Biodac to two of the Company's largest customers, offset in part by an increase in demand from other customers.

      Gross margin decreased to negative $356,000 in the first nine months of 2001 from gross margin of $1,742,000 in the first nine months of 2000. This decrease was primarily due to negative gross margins as a result of startup efforts at the Composite Building Products segment, and the absence in 2001 of higher-margin revenues from the fiber-recovery and water-clarification services plant. In addition, the gross margin decreased at the Fiber-based Products segment primarily due to underabsorbed manufacturing overhead related to a decrease in sales and production, including an increase of approximately $620,000 in the cost of natural gas, which is used in the production process.



<

>

-----------------------------------------------------------

      Selling, general, and administrative expenses as a percentage of revenues increased to 54% in the first nine months of 2001 from 52% in the first nine months of 2000. Increased expenses at the Composite Building Products segment were partially offset by lower expenses at the Fiber-based Products and Fiber-recovery and Water-clarification segments.

      Research and development expenses increased to $908,000 in the first nine months of 2001 from $878,000 in the first nine months of 2000, primarily due to an increase of $550,000 in the Composite Building Products segment, as the Company focuses its research and development efforts on this business, largely offset by a reduction of costs in the Fiber-recovery and Water-clarification Services segment.

      Interest income decreased to $528,000 in the first nine months of 2001 from $2,204,000 in the first nine months of 2000, principally due to the effect of a decrease in average invested balances resulting from the use of cash to fund the September 2000 redemption of Company common stock for $34,603,000, and lower prevailing interest rates. These decreases were offset in part by the inclusion of interest earned on a note receivable from the September 2000 sale of the fiber-recovery and water-clarification services plant. Interest expense was $30,000 in the first nine months of 2001 due to the reason discussed in results of operations for the third quarter.

      The effective tax rate was 40% in the first nine months of 2001 compared with 73% in the first nine months of 2000. The effective tax rates exceeded the statutory federal income tax rate due to the impact of state income taxes, certain nondeductible expenses, and for the first nine months of 2000, included increases in the valuation allowance for losses at the composite building products business incurred prior to the 49% minority interest buyout.

      Minority interest income in the first nine months of 2001 and 2000 represents the minority investor's share of losses in Kadant Composites. In January 2001, the Company acquired the 49% minority interest in Kadant Composites (Note 5).

Liquidity and Capital Resources

      The Company had negative working capital of $12,173,000 and $9,394,000 at September 29, 2001, and December 30, 2000, respectively. Included in working capital at September 29, 2001, are cash, cash equivalents, and available-for-sale investments of $16,182,000, compared with $13,165,000 at December 30, 2000.

      During the first nine months of 2001, $3,054,000 of cash was used in operating activities. An increase in inventories used cash of $392,000, primarily at the Composite Building Products segment. An increase in other current assets used cash of $1,437,000, primarily from an increase in the Company's deferred tax asset. A decrease in accounts payable used cash of $316,000, primarily at the Composite Building Products segment due to the timing of payments. In addition, a decrease in accrued income taxes primarily contributed to a $505,000 use of cash resulting from a net decrease in other current liabilities.

      During the first nine months of 2001, the Company's primary investment activities included proceeds from maturities of available-for-sale investments and cash received of $1,800,000 from the repayment of a note receivable. In addition, the Company used $2,619,000 for purchases of property, plant, and equipment, including $2,243,000 for the composite building products business. In January 2001, the Company acquired the 49% minority interest in Kadant Composites (Note 5). The Company has a remaining obligation of $500,000 to the former minority investor relating to its initial investment in Kadant Composites made in 1999, which is included in other accrued liabilities in the accompanying balance sheet.

<

>
                              THERMO FIBERGEN INC.

Liquidity and Capital Resources (continued)

      During the month of September 2000, the initial redemption period, holders of the Company's common stock and common stock redemption rights surrendered 2,713,951 shares of the Company's common stock at a redemption price of $12.75 per share for a total of $34,603,000. In October 2000, the Company used available working capital to fund the payment and retired these shares immediately following the redemption. Following the September 2000 redemption period, 2,001,049 redemption rights remained outstanding. During the period from September 1, 2001 through October 11, 2001, holders of the Company's common stock and common stock redemption rights surrendered 1,030,562 shares of common stock at a redemption price of $12.75 per share in the final redemption period for the common stock redemption rights. Common stock redemption rights amounting to 970,467 were not surrendered for redemption by October 11, 2001, have expired, and are no longer listed for trading on the American Stock Exchange. In October 2001, the Company remitted $13,140,000 for the surrendered shares, using a combination of available working capital and a $6,000,000 loan from Kadant to fund the redemption payment (Note 10). The accrued liability for the payment is included in common stock subject to redemption in the September 29, 2001 balance sheet. Following the final redemption period, 10,522,087 shares of the Company's common stock remain outstanding, including 10,407,600 shares held by Kadant and 114,487 shares held by shareholders other than Kadant.

      In November 2001, Kadant announced that it would acquire all of the outstanding shares of the Company's common stock held by shareholders other than Kadant in exchange for $12.75 per share in cash, without interest. As a result, the Company will become a wholly owned subsidiary of Kadant. The proposed transaction will require Securities and Exchange Commission clearance of certain necessary filings, but will not require the Company's board or shareholder approval. This transaction is expected to be completed during the fourth quarter of 2001. In addition, the Company received notice that the American Stock Exchange intends to delist the Company's common stock pursuant to Section 1003(b)(i)(A) and (B) of its listing standards. The Exchange has determined that, as a result of the recently concluded redemption of the Company's common stock, both the number of shareholders and the number of shares held by non-affiliates has resulted in limited distribution of its common stock. The Company expects delisting of its common stock to be completed within the next few weeks.

      During the first nine months of 2001, the Company's financing activities provided $6,762,000 of cash. In August 2001, the Company borrowed $6,000,000 from Kadant. The promissory note is due August 24, 2002, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points. The Company used the proceeds, along with its available working capital, to fund the October 2001 common stock redemption payment (Note 7). In addition, cash of $433,000 was provided by the issuance of Company common stock through stock option exercises in the first nine months of 2001.

      During the remainder of 2001, the Company plans to make expenditures for property, plant, and equipment of approximately $900,000, primarily at the Composite Building Products segment. Kadant has agreed to lend the Company up to $15 million on commercially reasonable terms for its common stock redemption obligation in October 2001 and for working capital needs. In August 2001, the Company borrowed $6,000,000 under this agreement (Note 10). The Company's obligation to make any specific payment of principal and/or interest on the loan shall be conditioned on the ability of the Company to meet reasonable cash flow requirements at the time of such specified payment, which shall be mutually satisfactory to both parties. The Company believes that the availability of this funding from Kadant will enable the Company to continue operations as a going concern for the foreseeable future.

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

<

>
                              THERMO FIBERGEN INC.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

(f)   Use of Proceeds

      The Company sold 4,715,000 units (each unit consisting of one share of the Company's common stock and one redemption right which enabled the holder to require the Company to redeem one share of the Company's common stock during the redemption periods in 2000 and 2001 for $12.75 in cash; the final redemption period was completed on October 11, 2001), pursuant to a Registration Statement on Form S-1 (File No. 333-07585), which was declared effective by the Securities and Exchange Commission on September 13, 1996. The managing underwriters of the offering were NatWest Securities Limited, Lehman Brothers, and Oppenheimer & Co., Inc. The aggregate gross proceeds of the offering were $60,116,250. The Company's total expenses in connection with the offering were $4,335,250, of which $3,913,450 was for underwriting discounts and commissions, $401,800 was for other expense paid to persons other than directors or officers of the Company, persons owning more than 10% of any class of equity securities of the Company, or affiliates of the Company (collectively, Affiliates), and $20,000 was paid to Thermo Electron for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $55,781,000.

      As of September 29, 2001, the Company had expended $14,048,000 of such net proceeds for the purchase of property, plant, and equipment, including $3,573,000 for the construction of a water-clarification and fiber-recovery facility; $1,700,000 for the acquisition of capital equipment and technology related to the composite building products business; and $6,040,000 for the composites manufacturing business. In addition, in September 2000, the initial redemption period, the Company expended $34,603,000 for the redemption of its common stock. The Company has invested, from time to time, the balance of such net proceeds primarily in investment grade interest- or dividend-bearing instruments. As of September 29, 2001, remaining net proceeds of $7,130,000 were invested directly with persons other than Affiliates.

Item 5 - Other Information
--------------------------

      None.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.

<

>

                              THERMO FIBERGEN INC.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 2001.

                                         THERMO FIBERGEN INC.



                                         /s/ Thomas M. O'Brien
                                         --------------------------------------
                                         Thomas M. O'Brien
                                         Chief Financial and Accounting Officer

<

>
                              THERMO FIBERGEN INC.

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
--------------------------------------------------------------------------------

 10.1          Promissory Note of the Company dated August 24, 2001, filed as
               Exhibit 12(b) to the Company's Schedule TO filed August 27, 2001 [File No. 1-12137] and incorporated herein by reference.

 10.2 Notice of Termination of International Distribution Agreement dated as of January 10, 2001, between the Registrant and B&F Composites, Inc., dated as of October 15, 2001.

 99.1          Press Release dated November 9, 2001.